Form 10-K
period 1999-09-30
INTERSPEED INC
filed 1999-12-29
CIK 1088755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM ____________ TO ______

                         COMMISSION FILE NUMBER 0-27401

                            ------------------------

                                INTERSPEED, INC.

             (Exact name of registrant as specified in its charter)

                      DELAWARE                                              04-3333365
          (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
           incorporation or organization)

                   39 HIGH STREET                                             01845
            NORTH ANDOVER, MASSACHUSETTS                                    (Zip Code)
      (Address of Principal Executive Offices)

(Registrant's Telephone Number, Including Area Code)           (978) 688-6164

                    Securities Registered Pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH
                        None                                                REGISTERED
                                                                               N/A

                    Securities Registered Pursuant to Section 12(g) of the Act:

                              Common Stock, par value $.01 per share
                                         (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 20, 1999, 10,707,926 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $18.50 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of December 20, 1999, was $78,278,310.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Interspeed, Inc. (the "Company" or "Interspeed") designs, develops and markets advanced high speed data communications solutions based on digital subscriber line, or DSL, technology. Our products enable data communications service providers, such as competitive local exchange carriers, or CLECs, Internet service providers, or ISPs, and owners of multi-tenant units, or MTUs, to utilize existing copper wire infrastructure to deliver high speed data access to their customers. We believe we offer the only single platform system that integrates the principal components required to offer DSL service, including signal concentration, routing, switching and network management. Unlike traditional DSL products, our DSL Access Router, or DSLAR, offers our customers a highly scalable and flexible solution at a lower total cost of ownership.

    We were incorporated as a Massachusetts corporation in 1996 and a wholly-owned subsidiary of Brooktrout, Inc. ("Brooktrout"). We commenced operations in March 1997. We reincorporated as a Delaware corporation in June 1999. Our parent company, Brooktrout, decided that it was in its stockholders' best interest to sell a portion of its original ownership of Interspeed to the public and have Interspeed operate as an independent public company.

INDUSTRY OVERVIEW

    The data traffic generated by computer users accessing the Internet and business networks has increased significantly over the last few years and is expected to increase in the years to come. Several key factors driving this growth include electronic commerce, business usage of the Internet, remote access for teleworkers and distributed computing applications such as e-mail. According to International Data Corporation, or IDC, the number of Internet users worldwide reached approximately 150 million in March 1999 and is forecasted to grow to approximately 500 million by 2003. Forrester
Research, Inc. predicts that business to business electronic commerce will grow from $43 billion in 1998 to $1.3 trillion in 2003. In addition, the number of small to medium sized businesses using computers is growing. According to Access Partners, an industry research consultant, there are 9.2 million small to medium sized businesses in the United States of which approximately 67% are using personal computers.

    To address this growth and to take advantage of the new competitive opportunities created by passage of the Telecommunications Act, service providers such as ISPs, CLECs, incumbent local exchange carriers, or ILECs, and the regional bell operating companies, or RBOCs, are looking for carrier class solutions that allow them to utilize the installed base of copper wire to offer increased data transmission speeds to their customers.

CURRENT DATA COMMUNICATIONS INFRASTRUCTURE--THE LAST MILE BOTTLENECK

    End users are increasingly demanding high data speeds to meet their evolving needs. While network backbones can support data speeds up to 10 gigabits, communication speeds over the last mile connection between the service providers' central office and the end user are often limited because data must travel over existing copper wire infrastructure equipment that was built to handle analog voice rather than bandwidth intensive data. This last mile connection often results in significant bottlenecks that limit high speed data transmission. Over 140 million copper lines are installed in businesses and homes in the United States and over 700 million copper lines are installed worldwide. Service providers are looking for ways to leverage this significant investment and offer increased transmission speeds over the last mile.

HIGH SPEED DATA ACCESS ALTERNATIVES

    A number of options are used to provide last mile connectivity, including analog modems and ISDN, cable modems and T-1. However, each of these alternatives suffer from significant drawbacks, particularly for small to medium sized businesses and MTUs. Analog modems and ISDN operate at speeds of 56 kilobits per second, or Kbps, and 128 Kbps, respectively, which are inadequate for most business users. Cable, operating at an average speed of 1,000 Kbps, offers sufficient speed but is not generally available to business users. In addition, cable is inherently susceptible to security breaches. T-1 service, operating at 1,500 Kbps, offers adequate speed and security but requires expensive infrastructure modification resulting in high monthly charges.

DSL TECHNOLOGY AS THE LAST MILE SOLUTION

    DSL technology, which was specifically developed to take advantage of existing copper infrastructure, offers an effective solution to the last mile bottleneck by providing dedicated high speed data access up to 2,320 Kbps at a competitive cost to end users. IDC estimates that worldwide DSL lines will grow from 58,000 in 1998 to 8.4 million in 2002, an annual growth rate of 247%. Additionally, IDC estimates that worldwide DSL network equipment revenue will grow from $16 million in 1998 to $612 million in 2002. The two dominant forms of DSL technology are asymmetric DSL, or ADSL, and symmetric DSL, or SDSL. ADSL transmits data at high speeds only downstream to the subscriber and is best suited for the residential market where consumers typically download large quantities of data but send limited data upstream. In contrast, SDSL supports the two way exchange of data at high speeds, satisfying the requirements of businesses.

    DSL TECHNOLOGY--IMPORTANT BENEFITS AND LIMITATIONS

    - HIGH SPEED. DSL technology offers high speed data access at speeds ranging from 150 Kbps to several million bits per second at distances up to 23,000 feet, or approximately 4.3 miles, dependent upon several line characteristics.

    - LOW COST. DSL is relatively inexpensive to deploy because it takes advantage of the widely available existing copper wire infrastructure.

    - SECURE DEDICATED CONNECTIONS. Service providers can maintain high levels of performance and security even as new subscribers are added to the system because DSL connections are dedicated to each individual user.

DSL TECHNOLOGY--IMPLEMENTATION

    Implementation of DSL involves the installation of specialized equipment at the point where the copper wire interfaces with the data communications backbone. This point may be at the service provider central office or another communications hub such as the equipment room of a building or a campus. This specialized equipment performs several important functions, including:

    - SIGNAL CONCENTRATION. The concentrator receives the data signals from many DSL lines and consolidates them into a single higher bandwidth signal for uplink over high speed transmission lines.

    - ROUTING. Routers are required to process the data signals from the concentrator and direct them to their appropriate destinations. Routers or other equipment may also support additional functions such as authentication, encryption and firewall.

    - SYSTEM MANAGEMENT. Typically, each piece of equipment contains a software controlled management system enabling the user to manage system functionality and coordinate with other network equipment.

    Historically, this has been accomplished by purchasing, installing and managing individual equipment components, including DSL access multiplexors, or DSLAMs, routers and switches. A DSLAM is a device that aggregates data from multiple sources into a single signal for output. A complete DSL system is comprised of the aforementioned equipment in conjunction with customer premises equipment, or CPEs. CPE is a DSL modem which connects to the central office equipment. This configuration can have some significant drawbacks, including additional capital and operating costs, space requirements and interoperability issues.

    Currently data communications service providers are seeking solutions that reduce the total cost of ownership of operating their networks. To achieve these objectives, the service providers demand a solution that effectively utilizes existing copper infrastructure to provide high speed data access to their customers. In addition, this solution must provide:

    - high density to optimize limited central office space;

    - scalability and modularity to extend product life; and

    - ease of installation to eliminate deployment delays.

    In a typical configuration based on current technology, DSL central office products are essentially concentrators, combined with a separate but compatible router and/or switch to provide security and authentication functions and to process the data and forward it to its destination. This multiple product configuration is not only expensive to install, but also must undergo complicated interoperability testing to ensure that all combinations and configurations work. The necessary maintenance and training associated with this multiple product configuration can be costly and time consuming, thus increasing the service providers' total cost of ownership.

THE INTERSPEED SOLUTION

    We offer a single platform carrier class DSL solution that enables data communications service providers to utilize existing copper infrastructure to deliver cost effective, high speed data access to small and medium sized businesses, MTUs and other organizations. Carrier class refers to equipment that conforms to rigorous standards of reliability, performance and safety that are required by carriers or telephone companies for equipment that is qualified for deployment in a central office. Our DSLARs, provide a reliable, highly scalable solution that integrates several important functions into one product. We believe this product represents a new category of DSL access equipment. Our DSLARs offer the following key benefits:

    - HIGH PERFORMANCE SOLUTION. Our DSLARs provide reliable DSL connections at speeds up to 2,320 Kbps.

    - SINGLE SYSTEM. Our DSLARs combine a concentrator and switch/router in a single product, in contrast to other DSL equipment vendors whose products require separate concentrators, routers and/or switches. We believe our products reduce the customer's total cost of ownership because they:

       - are available at a lower initial cost than that associated with purchasing individual components;

       - have a smaller footprint and use less power;

       - offer ease of installation and configuration;

       - provide integrated system management; and

       - allow simpler training of customer personnel.

    - FLEXIBLE SYSTEM ARCHITECTURE. Our DSLARs are designed with a flexible system architecture that allows a variety of our functional modules to be easily installed into the standard chassis. In addition, the product has been designed so that performance will not degrade as subscribers are added. This offers several significant advantages:

       - SCALABILITY AND DENSITY. Service providers can purchase our DSLARs with only the minimum number and type of modules that they initially require, yet have the ability to add modules as necessary to accommodate system expansion and changing functional needs. The Interspeed 1000 product, for example, currently offers scalability from 16 ports to 192 ports within a single chassis.

       - FLEXIBILITY. Our product architecture permits different modules to be combined in a single system. This allows customers to define a configuration with, for example, different transmission speeds or different communication protocols, on different ports.

       - EASE OF UPGRADE. Our products are designed with a clear upgrade path. Hardware upgrades are achieved simply by removing and replacing the modules, without reconfiguring the system. In-service software upgrades can be implemented either on site or remotely, through an Internet connection and a commercially available web browser.

    - SUPPORT FOR VIRTUAL PRIVATE NETWORKS. Our DSLAR products enable a service provider to configure multiple virtual private networks, or VPNs, within the same DSLAR system. A VPN may consist of any group of ports where the data received on one port will only be delivered to other ports within the same VPN, providing security of transmitted data.

    - ADVANCED NETWORK MANAGEMENT. Our DSLARs include our proprietary SpeedView network management software which permits the network administrator to review network status and performance and reconfigure the DSLAR through an easy to use graphical user interface. Network managers can securely access the SpeedView management system from a remote location using a commercially available web browser. In addition, our DSLARs support standardized Simple Network Management Protocol, or SNMP, as well as command line interface for network management.

PRODUCTS

INTERSPEED 1000, INTERSPEED 500 AND INTERSPEED DART DSL ACCESS ROUTER

    The Interspeed DART is the industry's first complete, low-density DSL solution that enables service providers to deliver high-speed Internet access and other advanced IP applications to the stand-alone professional office market. The Interspeed 500 is designed for larger MTU and campus environment deployments. The Interspeed 1000 is ideal for central office applications. All three products include complete DSL aggregation, Layer 2 switching, IP Routing, and VPN functions in a single device, eliminating the need for service providers to purchase these components separately, saving significant cost. With these advanced products, Interspeed can meet service providers' complete DSL access requirements, ranging from a small eight-port application, to a large campus environment 48-port deployment, to a 192 port central office installation. These products accounted for approximately 98% of our total revenues for the year ended September 30, 1999.

SCALABILITY AND DENSITY

    The three DSLARs are managed with Speedview-TM-, a powerful set of administration and management functions that makes installation as simple as "plug and play." Speedview is a management interface that uses an embedded, secure http server that enables complete system management and configuration from a standard Web browser. A text-based command line interface is also available. The application conforms to the Simple Network Management Protocol
(SNMP) to support dedicated network management software platforms.

CURRENTLY AVAILABLE HARDWARE MODULES

    - LM02. This is our line module that supports a total of 16 ports of SDSL. Each port can be individually configured to operate at one of several speeds ranging from 192 kbps to 2.3 Mbps.

    - SM01. This is our Ethernet based switch/router module. The SM01 has five Ethernet ports. This module operates as a full featured IP router and supports industry standard protocols including RIP/RIP2 and OSPF. Alternatively, it can be configured to operate as a Layer 2 switch.

    - SM02. This module is identical to SM01 except it has one fiber optic Ethernet port.

    - MM. The Media Module provides enhanced serviceability by allowing customers to replace line modules without disturbing the DSL wiring.

    - SM21. This is our T1/E1 switch/router module. The SM21 has three TI/E1 ports with built in CSU/ DSU's and an Ethernet port. This module operates as a full features IP router or layer 2 switch and supports industry standard protocols such as PPP and Frame Relay.

    - SM11/12. These are our ATM switch/router modules. The SM11 supports a single DS3 port over dual coaxial cable and an Ethernet port. The SM12 supports a single OC-3 port over fiber optics and an Ethernet port. Both modules operate as full featured IP routers or layer 2 switches and support industry standard ATM protocols.

VIRTUAL PRIVATE NETWORKS

    The Interspeed 1000/500 DSLARs are designed to support VPNs. This allows the service provider to configure multiple secure networks within the same chassis. Each system supports up to 32 VPNs where a VPN may consist of any group of physical ports or logical ports such as a virtual channel on an ATM port. The data received on one port will only be delivered to other ports within the same VPN. Each of the VPNs may implement a different routing or switching mode. Administrative security can be applied such that a user looking for network information can only view information pertinent to the VPN of which the user is a part.

DEVICE MANAGEMENT/SPEEDVIEW

    The Interspeed 1000/500 provides a powerful set of administration and management functions. Three different methods are available to manage the system. Interspeed conforms to the SNMP to support dedicated network management software platforms. SpeedView is a management interface using a web server, which enables complete system management and configuration from a commercially available browser. A complete DSLAR contains at a minimum one Interspeed 1000 or 500 chassis, one SM01 or SM02 switch/router module, one LM02 line module and one Media Module.

CUSTOMERS

    Our customers consist of original equipment manufacturers and value added resellers and system integrators. Aggregate sales to our two largest customers accounted for approximately 90% of our total revenues for the year ended September 30, 1999. Of these, Cabletron Systems, Inc. accounted for approximately 75% of total sales and Log on America accounted for approximately 15% of our total sales.

SALES AND MARKETING

    We have a direct sales force headquartered in North Andover, Massachusetts, with senior regional sales managers covering the West, Midwest, South and East regions of the United States. Each sales region is supported by sales engineers that provide technical support to our sales force and customers. As of December 20, 1999, we had a total of 18 employees responsible for direct sales, marketing and sales engineering in the United States and international markets, and are in the process of recruiting additional sales personnel. The direct sales force is responsible for establishing relationships with key accounts within each territory. Key accounts are generally classified as data service providers, such as the RBOCs/ ILECs, CLECs, ISPs, or as original equipment manufacturers, value added resellers and system integrators.

    We have also initiated marketing activities in Europe and the Pacific Rim. These efforts include the signing of Nexcomm as our Korean distributor, commissioning market studies in Europe and in Japan in order to generate leads and contacts, hiring a Managing Director, International Sales and Business Development and actively recruiting additional regional sales managers to cover international markets.

    In addition to our customer specific efforts, our marketing activities include attendance at industry trade shows and conferences, advertising of our products in industry trade journals, operating a web site, and ongoing communications with potential customers, industry analysts and the trade press.

CUSTOMER SERVICE AND SUPPORT

    We employ teams of experienced sales professionals, sales engineers and technical support staff that provide pre- and post-sales support including installation and technical assistance. Our sales and support staff also participate in and provide support for joint sales presentations and cooperative trade show activities with our customers. Our support services are available to our customers both on site and by telephone and remote access seven days a week on a 24-hour a day basis. In order to achieve current and long term customer satisfaction, our sales and support staff provide customer feedback to our product design engineers to ensure that we satisfy our customers' evolving requirements.

    Warranties on our products extend for 12 months. We have a variety of hardware maintenance and support programs tailored to our customers' specific requirements that are available for products no longer under warranty. These programs vary from agreements to provide service on a time and materials basis to annual service contracts based on a percentage of the cost of the product. To date, revenues attributable to customer service and support services have been immaterial.

BACKLOG

    The Company manufactures its products against orders from customers. The Company does not have a significant backlog of unshipped orders because the vast majority of customer orders are shipped within six weeks after receipt of an order. Accordingly, the Company does not believe that the level of its backlog is a meaningful predictor of its future results.

RESEARCH AND DEVELOPMENT

    As of December 20, 1999, our research and development team included 39 qualified engineers with data communication industry experience. Our research and development team transitioned the Interspeed 1000/500 products from the product definition stage to final beta testing in only 18 months and continues to develop enhancements to, and extensions of, that product family. During the fiscal years ended September 30, 1997, 1998 and 1999, we spent approximately $878,000, $3.2 million and $5.3 million, respectively, on research and development.

COMPETITION

    The DSL equipment market is in its early stage of development and we believe no market participant has yet achieved a competitively significant installed base or market following.

    Our competitors are generally divided into two segments. One segment focuses on selling equipment to data communications service providers that target the business user end market. The other segment focuses on selling equipment to data communications service providers that target the MTU market. Generally, customers must purchase and interconnect individual equipment components from numerous suppliers to achieve the functionality of our DSLAR products. We compete directly with Ascend Communications, Inc., which was acquired by Lucent Technologies Inc.; Copper Mountain Networks, Inc.; Diamond Lane, which was acquired by Nokia, Inc.; Paradyne Networks, Inc.; and Tut Systems, Inc.

    The principal competitive factors in our market include:

    - system reliability, performance and features;

    - technical support and customer service;

    - ease of installation and use;

    - total cost of ownership;

    - size and stability of operations; and

    - brand recognition.

MANUFACTURING

    We currently outsource the majority of our manufacturing to contract manufacturers. We currently perform final test, assembly and packaging of our products at our facility in North Andover, Massachusetts. We use a small number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies for our products. In addition, we use a combination of standard parts and components in our products, which are generally available from more than one vendor. Some components are obtained from a sole or single source and, should supply of these components cease, would require redesign of our products. While we work closely with some well established vendors, we have no supply commitments from our vendors and we generally purchase components on a purchase order basis, rather than entering into long term agreements with our vendors. To date, we have generally been able to obtain adequate supplies in a timely manner from our current suppliers. We have identified alternate vendors should current vendors be unable to fulfill our needs. However, a reduction or interruption in supply or a significant increase in the price of components would materially and adversely affect our business, financial condition and results of operations.

    Our manufacturing floor follows industry standard electro-static discharge procedures and we use a materials resource system to control product flow. Our product is built to meet or exceed current Institute for Interconnecting and Packaging Electronic Circuits, or IPC, standards. We have designed our manufacturing processes and business practices to conform to ISO 9000 standards and we intend to apply for ISO 9000 certification.

    Quality control and quality assurance are carefully monitored. Key metrics which we measure include supplier on-time delivery, inventory level, order to delivery time and customer installation failure rate. All metrics are measured, tracked and improved through root cause failure analysis, containment and corrective action implementation.

INTELLECTUAL PROPERTY

    We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements with our employees and third parties and other protective measures to protect our proprietary rights. We have filed a patent application covering aspects of the design of our single platform DSL hardware solution. We do not yet have any issued patents, and it is unclear whether any patents will be issued in the future. Although we employ a variety of intellectual property assets in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations. Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense and divert our efforts from daily operations. In the event of any adverse ruling, we may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market our products effectively. There can be no assurance that any necessary licenses will be available on commercially reasonable terms.

EMPLOYEES

    As of December 20, 1999, we had 74 full time employees.

ITEM 2. PROPERTY

    We are headquartered in a facility consisting of approximately 36,000 square feet in North Andover, Massachusetts, under a lease expiring in 2004. We have an engineering office in Richardson, Texas, where we lease 3,208 square feet under a lease expiring in January 2001.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Brooktrout, a majority stockholder of the Company, voted by written consent on August 10, 1999 (the "Written Consent"). Pursuant to the Written Consent, Brooktrout approved the filing of the Amended and Restated Certificate of Incorporation in connection with the initial public offering of the Company. Pursuant to Article I.7 of the By-laws of the Company, as in effect at that time, notice of the action taken by the majority stockholder was provided to the remaining stockholders on August 12, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "ISPD." The following table sets forth for the periods indicated the high and low closing sale prices per share of the Common Stock on the NASDAQ National Market System, as reported by NASDAQ. The Company's initial public offering (the "IPO") of its Common Stock at $12.00 per share occurred on September 24, 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 1999                            HIGH       LOW
------------------------------------                          --------   --------
Quarter ended September 30, 1999............................   $ 23.00    $ 17.63

    The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    On December 20, 1999, there were 64 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    Set forth in chronological order below is information regarding the number of shares of capital stock issued by Interspeed during fiscal year 1999. Further included is the consideration, if any, received by Interspeed for such shares. We believe that the transactions described below with respect to option grants to our employees are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Section 4(2) and Rule 701 promulgated thereunder.

    (1) In October, 1998, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 36,000 shares of common stock to employees at an exercise price of $.13 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (2) In December, 1998, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 68,000 shares of common stock to employees at an exercise price of $.13 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (3) In January, 1999, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 20,000 shares of common stock to employees at an exercise price of $.13 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (4) In February, 1999, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 26,000 shares of common stock to employees at an exercise price of $.13 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (5) In March, 1999, pursuant to an incentive stock option agreement, we granted options to purchase up to an aggregate of 20,000 shares of common stock to employees at an exercise price of $.67 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (6) In April, 1999, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 20,000 shares of common stock to employees at an exercise price of $.80 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (7) In May, 1999, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 147,000 shares of common stock to employees at an exercise price of $.80 per share and pursuant to a non-qualified stock option agreement, options to purchase up to an aggregate of 300,000 shares of common stock to an employee at an exercise price of $.13 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

    (8) In June, 1999, pursuant to incentive stock option agreements, we granted options to purchase up to an aggregate of 24,000 shares of common stock to employees at an exercise price of $.80 per share in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act. In addition, pursuant to non-qualified stock option agreements, we granted options to purchase an aggregate of 80,000 shares of common stock to directors at an exercise price of $2.50 per share.

USE OF PROCEEDS.

    The Company completed its IPO in September 1999. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on June 18, 1999, as amended (Commission File
No. 333-81071), which was declared effective on September 23, 1999. The IPO commenced on September 24, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered shares of common stock.

    The shares of common stock sold in the IPO were offered for sale by a syndicate of underwriters represented by U.S. Bancorp Piper Jaffray Inc., Warburg Dillon Read LLC, Tucker Anthony Cleary Gull and DLJDIRECT Inc.

    The Company registered an aggregate of 3,500,000 shares of common stock (including 1,500,000 shares to be sold by Brooktrout as a selling shareholder) in the IPO at a per share price of $12.00, for an aggregate offering price of $42,000,000. As of the date of the filing of this report, 3,925,000 registered shares (including 425,000 shares previously owned by Brooktrout that were sold upon the exercise of the overallotment) have been sold at an aggregate offering price of $47,100,000. Of the 3,925,000 shares sold in the IPO, 2,000,000 shares were registered for the Company's account.

    The Company incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions......................  $1.68 million
Other expenses..............................................  1.53 million
                                                              -------------
    Total expenses..........................................  $3.21 million

    After deducting the expenses set forth above, the Company received $20,790,000 in net proceeds from the IPO. As of September 30, 1999, the Company had not yet used any of the net proceeds from the IPO.

ITEM 6 SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

    The selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and results of Operations," the Financial Statements of Interspeed and the Notes to those statements and the other financial data included elsewhere in this report.

                                                       FOR THIS PERIOD
                                                       OCTOBER 23, 1996   FOR THE YEAR    FOR THE YEAR
                                                        (INCEPTION) TO        ENDED           ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                             1997             1998            1999
                                                       ----------------   -------------   -------------
Statements of Operations Data:
Revenue..............................................      $    --            $    --       $  1,978
Cost of revenue......................................           --                 --          1,365
                                                           -------            -------       --------
Gross profit.........................................           --                 --            613
                                                           -------            -------       --------
Operating expenses:
Research and development.............................          878              3,204          5,329
Sales and marketing..................................           --                401          1,673
General and administrative...........................          165                689          1,738
Stock compensation...................................      $    --            $    19       $  2,345
                                                           -------            -------       --------
Total operating expenses.............................      $ 1,043            $ 4,313       $ 11,085
                                                           -------            -------       --------
Loss from operations.................................       (1,043)            (4,313)       (10,472)
Interest Income......................................           --                 --              3
                                                           -------            -------       --------
Loss before income taxes.............................       (1,043)            (4,313)       (10,469)
Income tax expense...................................           --                 --             --
                                                           -------            -------       --------
Net loss.............................................      $(1,043)           $(4,313)      $(10,469)
                                                           =======            =======       ========
Net loss per share-basic and diluted.................      $ (0.24)           $ (0.54)      $  (1.29)
                                                           =======            =======       ========
Shares used to compute net loss per share-basic and
  diluted............................................        4,364              8,000          8,141

                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1997            1998            1999
                                                         -------------   -------------   -------------
Balance Sheet:
Cash...................................................      $  21          $   132         $21,227
Working capital........................................       (155)             213          21,042
Total assets...........................................        348            1,227          25,880
Long term note payable-due Brooktrout..................        206            5,038              --
                                                             -----          -------         -------
Total stockholders' equity (deficit)...................        (42)          (4,336)         22,170
                                                             =====          =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. (SEE "RISK FACTORS" BEGINNING ON PAGE 17)

OVERVIEW

    We design, develop, and market advanced high speed data communication solutions based on DSL technology. Our products enable data communications service providers such as competitive local exchange carriers, Internet service providers, and owners of multi-tenant units, to utilize the existing copper wire infrastructure to deliver high speed data access to their customers. We believe we offer the only single platform system that integrates the principal components required to offer DSL service, including signal concentration, routing, switching and network management. Unlike traditional DSL products, our DSLAR offers a highly scalable and flexible solution to our customers, at a lower total cost of ownership.

    Since we commenced operations in March 1997, we have focused our efforts and resources on research and development and the formation of a corporate infrastructure. We announced general availability of our Interspeed 1000 and Interspeed 500 DSLARs in February 1999, and of our Interspeed DART in
October 1999.

    REVENUE. Our revenue is generated primarily from sales of our products and related maintenance services to data communications service providers and their customers. Revenue from product sales is recognized upon shipment of the product. No revenue is recognized on products shipped on a trial basis. Our products generally carry a one year warranty from the date of purchase. We estimate sales returns and warranty costs at the time the product revenue is recognized and an accrual is recorded. Customers may contract for support services over and above that provided by our warranty policy. Revenue from such contracts and from the extended warranty contracts is recognized ratably over the service period. We do not recognize revenue on beta units until beta testing on such units is completed.

    COST OF REVENUE. Cost of revenue consists of direct product costs such as standard parts and components for our products, salaries and employee benefits for manufacturing personnel and overhead such as equipment and facility costs.

    GROSS PROFIT. We expect our gross profit to be affected by many factors including pricing, product mix, cost factors such as component prices, internal and external manufacturing costs as well as manufacturing efficiencies due to higher volume of product shipments which we believe will result in the improvement of overhead absorption.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and employee benefits for engineering personnel and costs relating to prototypes including components, non-recurring engineering charges and tools. Product enhancements and new features are key objectives. We expect research and development expenses to increase in absolute dollars in the future.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, employee benefits, trade shows, public relations, marketing materials, travel and other marketing expenses. Future sales and marketing activities will involve additional costs related to the expansion of the sales and sales engineering organization, product branding, advertising and public relations costs. We expect sales and marketing expenses to increase in absolute dollars in the future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for executive officers, administrative and support activities including payroll administration, worker's compensation and general liability insurance, accounting and finance, legal, tax and human resources.

    STOCK COMPENSATION. Stock options have been granted with exercise prices that were less than the estimated fair value of Interspeed's common stock. Compensation cost associated with these options is the difference between the fair value of the stock and the exercise price

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    REVENUE. Revenue increased from $0 for the year ended September 30, 1998 to $1,978,000 for the year ended September 30, 1999. This increase was due to the transition from the development stage to the commencement of commercial operations and the general release of our first products, the Interspeed 1000 and Interspeed 500, in February 1999.

    COST OF REVENUE. Cost of Revenue increased from $0 for the year ended September 30, 1998 to $613,000 for the year ended September 30, 1999, due to direct manufacturing costs and expenses coinciding with the general availability of product and initial shipments during fiscal year 1999.

    GROSS PROFIT. Gross Profit increased from $0 for the year ended September 30, 1998 to $613,000 for the year ended September 30, 1999. Gross margin percentage for fiscal year 1999 was 31%. This increase in gross profit was due to the recognition of revenues for the year ended September 30, 1999. For fiscal year 2000, we expect gross profit percentage will increase due to anticipated increases in product shipments, which will result in improved manufacturing efficiencies and the improvement of overhead absorption.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by 66% in fiscal year 1999 from $3,204,000 for the year ended September 30, 1998 to $5,329,000 for the year ended September 30, 1999. This increase was due primarily to increases in payroll related expenses from headcount growth, increasing from 16 engineers at September 30, 1998 to 36 engineers at September 30, 1999, and consulting expenses for specific development projects For fiscal year 2000, we expect that research and development expenses will continue to increase in absolute terms but will decrease as a percentage of revenue.

    SALES AND MARKETING. Sales and Marketing expenses increased by 317% in fiscal year 1999 from $401,000 for the year ended September 30, 1998 to $1,673,000 for the year ended September 30, 1999. This increase was due, payroll, travel and trade show expenses associated with year-to-year increases in sales and marketing headcount from 4 at September 30, 1998 to 15 at September 30, 1999. For fiscal year 2000, we expect that sales and marketing expenses will continue to increase in absolute terms but will decrease as a percentage of revenue.

    GENERAL AND ADMINISTRATIVE. Prior to our IPO, we had relied on Brooktrout to provide the majority of general and administrative services. Upon the effective date of our IPO on September 24, 1999, we entered into a transition services agreement with Brooktrout, pursuant to which Brooktrout will continue to provide us with certain services during the transitional period. The agreement calls for fees to be paid in connection with the continuation of administrative and support services, with such services to be phased out by December 31, 1999.

    General and Administrative expenses, including the cost of services provided by Brooktrout, increased by 152% in fiscal year 1999 from $689,000 for the year ended September 30, 1989 to $1,738,000 for the year ended September 30, 1999. This increase was due primarily to costs allocated to us using methodologies primarily based on headcount and services rendered. These cost allocations amounted to $1,078,000 for the year ended September 30, 1999 compared to $668,000 for the year ended September 30, 1998. For fiscal year 2000, we expect that general and administrative expenses will decrease both in absolute terms and as a percentage of revenue.

    STOCK COMPENSATION. Stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with these options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs increased $2,326,000 in fiscal year 1999, from $19,000 for the year ended September 30, 1998 to $2,345,000 for the year ended September 30, 1999. For fiscal year 2000, we expect that compensation costs will decrease in absolute terms.

    INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these losses. We do not anticipate recognizing any benefits from losses generated in the short term due to our uncertainty as to whether such benefits will be realized and will continually evaluate the recoverability of net loss carryforwards.

    NET LOSSES. Net loss increased by $6,156,000 in fiscal year 1999 from $4,313,000 for the year ended September 30, 1998 to $10,469,000 for the year ended September 30, 1999. This increase is due to the increases in operating expenses and stock compensation charges, as described above, more than offsetting gross profit from revenue resulting from the commencement of commercial operations during the fiscal year.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

    REVENUE, COST OF REVENUE AND GROSS PROFIT. During the years ended September 30, 1997 and 1998, we were still in the development stage and no products were available for shipment to customers.

    RESEARCH AND DEVELOPMENT. Research and development expense increased approximately 265% in fiscal 1998 to $3.2 million for the period ended
September 30, 1998 compared to $878,000 in the corresponding period for the prior year. This increase is directly related to the addition of seven development professionals and costs incurred in building the first prototypes of our product for testing.

    SALES AND MARKETING. In the years ended September 30, 1997 and 1998, expenses increased from $0 to $401,000, respectively. This increase was primarily due to personnel dedicated to our marketing effort and activities related to tradeshows and other marketing processes.

    GENERAL AND ADMINISTRATIVE. In the years ended September 30, 1997 and 1998, general and administrative expenses increased by 318% to $689,000 in fiscal 1998 compared to $165,000 in fiscal 1997. Because of the allocation method used, these costs increased as our total headcount increased by 13 people during the period.

    STOCK COMPENSATION. In the year ended September 30, 1998, compensation cost was $19,000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception through the date of the IPO, our operations have been funded through contributions of capital and loans from Brooktrout of approximately
$1.2 million, $4.8 million and $8.7 million for the period October 23, 1996 (inception) to September 30, 1997, the year ended September 30, 1998 and the year ended September 30, 1999, respectively.

    For the period October 23, 1996 (inception) to September 30, 1997, the year ended September 30, 1998 and the year ended September 30, 1999, we purchased approximately $371,000, $369,000, and

$371,000, respectively, of equipment. We currently have no material commitments for additional capital expenditures.

    We believe that the net proceeds from our recent IPO of $20,795,000 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we might need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms that we believe are attractive, or at all. If we fail to raise capital when needed, it could harm our business, operating results and financial condition. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

    We do not believe that inflation has had a significant effect on our operations to date.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 issue relates to potential problems arising from the way in which computer software processes functions that are date dependent. These problems arise from hardware and software unable to distinguish dates in the "2000s" from dates in the "1900s" and from other sources such as the use of special codes and conventions in software that use a date field. These problems could result in a system failure with miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Year 2000 issue may pose additional problems due to the fact the Year 2000 is a leap year and some computers and programs may fail to recognize the extra day.

    GENERAL READINESS ASSESSMENT. As a wholly owned subsidiary of Brooktrout prior to our IPO, we relied on Brooktrout's Year 2000 Plan except with respect to our products and suppliers where we have instituted our independent compliance program. By December 31, 1999, we plan to no longer rely on any Brooktrout systems. We have begun a formal systems selection process and have retained a systems consultant to assist us in determining our systems requirements and assist us in purchasing Year 2000 compliant business systems to satisfy our present and future needs as a rapidly expanding and changing business. However, no assurance can be given that we or third parties with whom we have a business relationship will successfully address our or their Year 2000 issues. To date, we have not experienced any problems with Year 2000 issues with either third party or our internal systems. Our Year 2000 readiness program is supervised by our Year 2000 compliance committee which is headed by Rajeev Agarwal, and we review our Year 2000 program on a monthly basis.

    Our overall non-Brooktrout related Year 2000 readiness program has consisted of the following steps:

    - purchasing internal systems that are Year 2000 compliant;

    - developing a complete inventory of our products' hardware and software and assessing whether each specific piece of equipment or software is Year 2000 compliant;

    - contacting most of our major equipment vendors to ensure that the equipment or software purchased has been tested and verified as Year 2000 compliant; and

    - developing contingency plans to address potential Year 2000 problems that are not directly in our control.

    The following lists the specific areas in our Year 2000 program that have been completed:

    - purchasing, installing and testing internal systems that are Year 2000 compliant;

    - ensuring our products' hardware and software are Year 2000 compliant;

    - contacting most of our major equipment providers and receiving disclosure statements that all of the equipment or software purchased from these vendors is Year 2000 compliant; and

    - implementing contingency plans ensuring that we have alternative suppliers for our products' components.

    ASSESSMENT OF INTERNAL INFRASTRUCTURE. With respect to our internal systems, we have relied on Brooktrout's Year 2000 Plan which consists of three phases--assessment, testing and implementation. Brooktrout is currently in the implementation phase and anticipates completing this phase during the fourth calendar quarter of 1999. By January 2000, with the assistance of our systems consultant, we plan to have our own internal systems in place. All of the systems we purchase will be Year 2000 compliant.

    ASSESSMENT OF INTERSPEED'S SOFTWARE AND PRODUCTS. We have gathered, tested and produced information about our products impacted by the Year 2000 transition. We believe that all of our products are in or will be in Year 2000 compliance.

    SUPPLIERS. All organizations dealing with the Year 2000 must address the effect this issue will have on their significant business relationships with key third parties. Our significant business relationships that may be adversely impacted by the Year 2000 issue include certain contractual relationships with key suppliers of components for our products and service providers for our internal systems. We continue to work with third parties to understand their ability to continue to provide services and products. If any significant Year 2000 problems are identified with third parties, contingency plans will be developed.

    COSTS TO ADDRESS YEAR 2000 ISSUES. To date, the primary costs of achieving Year 2000 compliance have been incorporated into the fees Brooktrout has charged us for managing our system requirements. The historical costs to assess our Year 2000 readiness have been negligible. The primary future costs will be our consultant's fee and the Year 2000 compliant systems we purchase. We are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue because funds may be required as a result of future findings. We do not expect these costs to be material or to have an adverse effect on our business and financial results.

    CONTINGENCY PLAN. While all the internal systems that we will have in place by December 31, 1999 will be purchased with the expectation that they will be Year 2000 compliant, we are keeping careful manual records in the event such systems fail. In addition, with respect to our suppliers, we have successfully identified at least one alternative supplier for each of our products' components.

    CONSEQUENCES OF YEAR 2000 PROBLEMS. We are still in the process of evaluating potential disruptions or complications that might result from Year 2000 related problems. Presently, however, we believe that the most likely worst case scenario related to the Year 2000 issue is associated with third party vendors. A significant Year 2000 related disruption of the services provided to us by third party vendors could prevent us from timely delivering our products to customers, which in turn could materially and adversely affect our results of operations, liquidity and financial condition. We are not presently aware of any vendor related Year 2000 issue that is likely to result in such a disruption.

    We anticipate that litigation may be brought against vendors of all component products of systems that are unable to properly manage data related to the Year 2000. We have not received any threats of such litigation. Although we believe our products are Year 2000 compliant, no assurance can be given that such litigation may not be threatened or brought in the future. Our failure or failure of our key suppliers and/or customers to be Year 2000 compliant may also result in litigation being brought against us in addition to making it more difficult and/or costly for us to manufacture and sell our products. Any such claims, with or without merit, or our failure or the failure of our suppliers or customers to be Year 2000 compliant could result in a material adverse affect on our business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

    Although there is inherent uncertainty in the Year 2000 issue, we expect that as we progress with our Year 2000 readiness plan, the level of uncertainty about the impact of the Year 2000 issue on us will be reduced and we should be better positioned to identify the nature and extent of any material risk to us as a result of any Year 2000 disruptions. This section contains certain statements that are forward-looking statements. Our Year 2000 compliance, and the eventual effects of the Year 2000 on us may be materially different than currently projected. This may be due to, among other things, delays in the implementation of our Year 2000 Plan and the failure of key third parties with whom we have a significant business relationship to achieve Year 2000 compliance.

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

    We have accumulated losses of approximately $15.8 million since inception in October 1996 through September 30, 1999 and expect to incur net losses in the future. Losses were approximately $1.0 million for the period through September 30, 1997, approximately $4.3 million for the fiscal year ended September 30, 1998 and approximately $10.5 million for the year ended
September 30, 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability.

BECAUSE OF OUR LIMITED OPERATING HISTORY IT IS DIFFICULT FOR US TO PREDICT
  FUTURE RESULTS OF OPERATIONS

    We commenced operations in March 1997 and our first product became generally available in February 1999. Due to our limited operating history, it is difficult for us to predict future results of operations. You should consider our business and prospects in light of the risks typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the data communications equipment market. We cannot be certain that we will successfully address these risks.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND CAUSE OUR STOCK
  PRICE TO BE VOLATILE WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT IN OUR COMPANY TO DECLINE

    Our quarterly or annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. In addition, the value of your investment could be impacted by investor perception of the Internet and emerging data communications sectors generally, independent of the operating performance of our company or other similar companies. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

    - our ability to develop, manufacture, market and support our products and product enhancements;

    - the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from key customers;

    - our ability to retain key management, sales and marketing and engineering personnel;

    - announcements, new product introductions and price reductions in products offered by our competitors;

    - our ability to obtain sufficient supplies of sole or limited source components for our products;

    - a decrease in the average selling prices of our products;

    - changes in costs of components which we include in our products; and

    - the mix of products that we sell and the mix of distribution channels through which they are sold.

    Due to these and other factors, quarterly or annual revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE

    The loss of any of our significant customers could cause our revenue to decline and thus have a material adverse effect on our business, financial condition and results of operations. Our products became generally available in February 1999 and to date we have only sold products to a limited number of customers. Unless and until we diversify and expand our customer base, our future success will significantly depend upon a limited number of customers.

FAILURE TO ADEQUATELY DEVELOP OUR SALES CHANNELS COULD CAUSE OUR REVENUE TO
  DECLINE

    We sell our products directly through our sales force and indirectly through original equipment manufacturers, value added resellers and system integrators. Our failure to adequately develop these sales channels may cause our revenue to decline and, thus, have a material adverse effect on our business, financial condition and results of operations. We are currently in the early stages of developing these sales channels and expect to expend significant resources in this area. As of December 20, 1999, we had a total of 18 employees responsible for direct sales, marketing and sales engineering in the United States and international markets. In addition, we have only recently entered into our first reseller agreements. To the extent we are able to enter into agreements with additional original equipment manufacturers, value added resellers or systems integrators, the amount and timing of resources which they devote to the sale of our products may not be within our control, and they may not perform their obligations as expected.

IF WE ARE UNABLE TO DEVELOP AND OPERATE AN EFFECTIVE CUSTOMER SUPPORT
  ORGANIZATION, SALES OF OUR PRODUCTS MAY BE REDUCED

    Purchasers of data communications equipment assign significant weight in their purchasing decisions to a vendor's capabilities and reputation in supporting its products. We will be required to expend significant resources and management attention on developing and operating a customer support organization. If our level of customer support does not satisfy customer expectations, our reputation and future sales could be adversely affected. Accordingly, we have emphasized customer support in our business strategy and marketing. Because our products were recently introduced for sale, we have limited experience in operating a customer support program.

IF OUR TARGET CUSTOMERS DO NOT ACCEPT DSL TECHNOLOGY, WE MAY BE UNABLE TO
  SUSTAIN OR GROW OUR BUSINESS

    Our future success is substantially dependent upon whether digital subscriber line, or DSL, technology gains widespread market acceptance by data communications service providers and the small to medium sized business users to whom they market their services. In the event that our customers or potential customers adopt technologies other than DSL, we may be unable to sustain or grow our business. Our business strategy and current products are focused on DSL technology. Various alternative technologies, including T-1, cable and broadband wireless, are currently available to deliver high speed data communications, and each of the alternatives has comparative advantages and disadvantages. Data communications service providers continually evaluate alternative high speed data access technologies and may at any time adopt technologies other than DSL.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES MAY DECLINE

    We have recently introduced our products to the market. Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

    - market acceptance of DSL technology;

    - the features, performance, price and total cost of ownership of our products;

    - the availability of competing products and technologies;

    - the success and development of our direct sales force and distribution channels;

    - the quality of our customer service and support of our products; and

    - the breadth and depth of our product offerings.

    Failure of our existing or future products to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.

BECAUSE WE CURRENTLY DEPEND ON A SINGLE FAMILY OF PRODUCTS, ANY DECLINE IN
  DEMAND FOR THOSE PRODUCTS MAY HARM OUR OPERATING RESULTS

    We expect to derive substantially all of our revenues from our DSL access routers, or DSLARs, product family and related modules for the foreseeable future. The market may not continue to demand our current products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our business, financial condition and results of operations.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE EVOLUTION OF THE DATA COMMUNICATIONS
  EQUIPMENT MARKET WE WILL NOT BE ABLE TO GROW OR SUSTAIN OUR BUSINESS

    The data communications equipment market is characterized by:

    - rapid technological advances;

    - evolving industry standards;

    - changes in end-user requirements;

    - frequent new product introductions; and

    - evolving offerings by data communications service providers.

    We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. We intend to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could materially adversely affect our business, financial condition and results of operations.

IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS

    Our success depends to a significant degree upon the continued contributions of our principal management, engineering and sales personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our President, Stephen A. Ide; our Chief Technology Officer and Senior Vice President-Research and Development, Rajeev Agarwal; our Chief Financial Officer and Senior Vice President-Finance, William J. Burke; and our Vice President-Sales and Marketing, Christopher P. Whalen. We do not have employment contracts with our key personnel. The loss of the services of any key personnel could materially adversely affect our business, financial condition and results of operations.

IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, WE MAY BE
  UNABLE TO SATISFY CUSTOMER DEMANDS WHICH MAY CAUSE OUR REVENUES TO DECLINE

    Our business strategy will require us to attract and retain additional engineering, sales, customer support and administrative personnel. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. In addition, companies in the data communications industry whose employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such litigation, regardless of the merits or outcome of such litigation.

FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY PREVENT US FROM MAXIMIZING OUR
  EARNINGS

    We have expanded and plan to continue to expand our operations, including our sales and marketing activities, our accounting, billing and human resource departments and the establishment of additional sales offices. This expansion may place significant strains on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. Since we commenced operations, we have relied upon Brooktrout, our parent company, to provide us with administrative and support services, including accounting, human resources and computer systems. While we have entered into the transition services agreement with Brooktrout to continue to provide these services during a transition period ending December 31, 1999, at the end of this period we will need to have implemented systems that provide the functions and services currently provided by Brooktrout. If we fail to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations.

INTENSE COMPETITION IN THE MARKET FOR HIGH SPEED DATA ACCESS EQUIPMENT PREVENT
  US FROM ACHIEVING OR SUSTAINING PROFITABILITY

    The market for data communications equipment is highly competitive, particularly in the emerging DSL equipment market. If we are unable to compete effectively in the market for high speed data access equipment, our results of operations could be materially adversely affected. We compete directly with Ascend Communications, Inc., which was acquired by Lucent Technologies Inc.; Copper Mountain Networks, Inc.; Diamond Lane, which was acquired by
Nokia, Inc.; Paradyne Networks, Inc.; and Tut Systems, Inc. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products. The strength and capabilities of our competitors may be increased as a result of the trend toward consolidation in the data communications market. Capitalizing on and maintaining our technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

IF WE ARE UNABLE TO DEVELOP INTERNATIONAL MARKETS FOR OUR PRODUCTS, WE MAY BE
  UNABLE TO GROW AS PLANNED

    Our strategy emphasizes the development of international markets for our products. We may be unsuccessful in marketing, selling and distributing our products in foreign markets. Conducting business outside of the United States is subject to risks, including:

    - longer accounts receivable collection cycles;

    - possible foreign currency exchange and conversion issues;

    - difficulties in managing operations across disparate geographic areas;

    - difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

    - changes in a specific country's or region's political or economic conditions;

    - trade protection measures;

    - import or export licensing requirements;

    - potential adverse tax consequences;

    - unexpected changes in regulatory requirements; and

    - reduced or limited protection of our intellectual property rights in some countries.

    We cannot be certain that one or more of such factors will not have a material adverse effect on our future international operations, and consequently, our business, financial condition and results of operations.

OUR DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND INDEPENDENT MANUFACTURERS
  EXPOSES US TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY
  DELAYS

    Although we generally use standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources are not currently available. Our inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We currently purchase proprietary components from Conexant and Motorola for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that would involve redesign of our products. Such redesign would involve considerable time and expense. We currently enter into purchase orders with our suppliers for materials based on forecasts, but have no guaranteed supply arrangements with these suppliers.

    In addition, we currently use a small number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies to our design. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required volumes, we will have to transfer manufacturing to acceptable alternative manufacturers whom we have identified, which could result in significant interruption of supply. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts, but have no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on our business, financial condition and results of operations.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY PREVENT US FROM
  RETAINING OUR COMPETITIVE ADVANTAGE

    Our success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESTRICT OUR BUSINESS

    The data communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD REDUCE
  DEMAND FOR OUR PRODUCTS

    Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for our products. Moreover, our distributors or customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

YEAR 2000 PROBLEMS COULD DISRUPT OUR BUSINESS

    During the next year, many software programs may not recognize calendar dates beginning in the Year 2000. This problem could cause computers or machines that utilize date dependent software to either shut down or provide incorrect information. If we, or any of our key suppliers, customers or service providers, fail to mitigate internal and external Year 2000 risks, we may temporarily be unable to provide products or engage in other business activities, including billing, which could have a material adverse effect on our business.

CONTROL BY BROOKTROUT MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF MATTERS
  REQUIRING STOCKHOLDER APPROVAL

    At September 30, 1999 Brooktrout owned approximately 57% of the outstanding shares of our common stock. Accordingly, Brooktrout will be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE
  OUR STOCK PRICE TO FALL

    The market price of our common stock could drop as a result of future sales of a large number of shares of our common stock in the public market. We have approximately 10,707,926 shares of common stock outstanding, of which approximately 3,957,400 shares are freely transferable without restriction or registration under the Securities Act, unless such shares are held by our affiliates. The remaining 6,750,526 shares of common stock held by existing stockholders and 184,649 shares subject to outstanding options vested as of December 20, 1999 will be restricted securities and may only be sold in the public market if registered or if they qualify for an exemption from registration under the Securities Act. All of our officers and directors and Brooktrout have agreed with U.S. Bancorp Piper Jaffray not to sell or otherwise dispose of any of their shares for 180 days after the IPO. Beginning 180 days after the IPO, under specified circumstances and subject to customary conditions, Brooktrout will have rights, with respect to 6,075,000 shares of common stock, to require us to register its shares of common stock under the Securities Act, and Brooktrout will have rights to participate in any future registrations of securities by us.

PROVISIONS IN OUR CHARTER AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS AND THUS
  DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

    Provisions in our amended and restated Certificate of Incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

    - the right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

    - the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

    - the ability of the Board of Directors to alter our bylaws without prior stockholder approval;

    - the election of three classes of directors to each serve three year staggered terms;

    - the elimination of stockholder voting by consent;

    - the removal of directors only for cause;

    - the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders; and

    - certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors.

    These provisions discourage potential takeover attempts and could adversely affect the market price of our common stock.

BECAUSE WE HAVE NO SPECIFIC PLAN FOR ANY SIGNIFICANT PORTION OF THE NET PROCEEDS
  OF OUR IPO, OUR MANAGEMENT WILL HAVE THE DISCRETION TO ALLOCATE THE NET PROCEEDS OF OUR IPO TO USES THE STOCKHOLDERS MAY NOT DEEM DESIRABLE

    Although we expect to use the net proceeds of our IPO for general corporate purposes such as working capital, product development and sales and marketing, we currently have no specific plan for any significant portion of the net proceeds of our IPO. As a consequence, our management will have the discretion to allocate the net proceeds of our IPO to uses the stockholders may not deem desirable. We may not be able to invest these net proceeds to yield a significant return. Substantially all of the net proceeds of our IPO will be invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government for an indefinite period of time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. Our operating activities expose us to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At September 30, 1999, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. At September 30, 1999, we had no short-term or long-term debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INTERSPEED, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     26
Balance Sheets..............................................     27
Statements of Operations....................................     28
Statements of Stockholders' Equity (Deficit)................     29
Statements of Cash Flows....................................     30
Notes to Financial Statements...............................     31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of

Interspeed, Inc.

North Andover, MA

    We have audited the accompanying balance sheets of Interspeed, Inc., a subsidiary of Brooktrout, Inc., as of September 30, 1998 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1999, and the results of its operations and its cash flows for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999.

Deloitte & Touche LLP

Boston, Massachusetts

October 21, 1999

                                INTERSPEED, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS
Current assets:
Cash........................................................  $   132    $ 21,227
Accounts receivable (less allowances of $49 in 1999)........       --         808
Inventory...................................................      587       2,445
Prepaid expenses and other..................................       19         168
                                                              -------    --------
Total current assets........................................      738      24,648
Property and equipment, net.................................      489       1,178
Other assets................................................       --          54
                                                              -------    --------
Total assets................................................  $ 1,227    $ 25,880
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable............................................  $   350    $  2,789
Accrued expenses............................................      175         662
Short-term note payable--due Brooktrout.....................       --         129
Deferred revenue............................................       --          26
                                                              -------    --------
Total current liabilities...................................      525       3,606
Long term note payable--due Brooktrout......................    5,038          --
Deferred rent...............................................       --         104
Commitments and contingencies (Notes 1 and 5)
Stockholders' equity (deficit):
Preferred Stock, $0.01 par value per share; 1,000,000 shares
  authorized, no shares issued or outstanding...............       --          --
Common stock, $.01 par value, 30,000,000 shares authorized,
  8,000,000 and 10,684,526 shares issued and outstanding at
  September 30, 1998 and 1999, respectively.................       80         107
Additional paid-in capital..................................    1,391      41,995
Accumulated deficit.........................................   (5,356)    (15,825)
Deferred compensation.......................................     (451)     (4,107)
                                                              -------    --------
Total stockholders' equity (deficit)........................   (4,336)     22,170
                                                              -------    --------
Total liabilities and stockholders' equity (deficit)........  $ 1,227    $ 25,880
                                                              =======    ========

                       See notes to financial statements.

                                INTERSPEED, INC.

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE PERIOD
                                                             OCTOBER 23, 1996       YEAR ENDED
                                                              (INCEPTION) TO       SEPTEMBER 30,
                                                               SEPTEMBER 30     -------------------
                                                                   1997           1998       1999
                                                             ----------------   --------   --------
Revenue....................................................        $    --      $    --    $  1,978
Cost of revenue............................................             --           --       1,365
                                                                   -------      -------    --------
Gross profit...............................................             --           --         613
                                                                   -------      -------    --------
Operating expenses:
Research and development...................................            878        3,204       5,329
Sales and marketing........................................             --          401       1,673
General and administrative.................................            165          689       1,738
Stock compensation.........................................             --           19       2,345
                                                                   -------      -------    --------
Total operating expenses...................................          1,043        4,313      11,085
                                                                   -------      -------    --------
Loss before income taxes...................................         (1,043)      (4,313)    (10,472)
Interest Income............................................             --           --           3
                                                                   -------      -------    --------
Loss from operations.......................................         (1,043)      (4,313)    (10,469)
Income tax expense.........................................             --           --          --
                                                                   -------      -------    --------
Net loss...................................................        $(1,043)     $(4,313)   $(10,469)
                                                                   =======      =======    ========
Net loss per share-basic and diluted.......................        $ (0.24)     $ (0.54)   $  (1.29)
                                                                   =======      =======    ========
Shares used to compute net loss per share-basic and
  diluted..................................................          4,364        8,000       8,141

                       See notes to financial statements.

                                INTERSPEED, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                             COMMON STOCK       ADDITIONAL
                                          -------------------      PAID      ACCUMULATED     DEFERRED
                                           SHARES     AMOUNT     CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                          --------   --------   ----------   -----------   ------------   --------
Balance, October 23, 1996 (inception)...       --      $ --       $    --      $                   --     $
Common stock issued for cash to
  Parent................................    8,000        80           921            --            --        1,001
Net loss................................       --        --            --        (1,043)           --       (1,043)
                                           ------      ----       -------      --------       -------     --------
Balance, September 30, 1997.............    8,000        80           921        (1,043)           --          (42)
Unearned compensation related to stock
  options...............................       --        --           470            --          (470)          --
Amortization of unearned compensation...       --        --            --            --            19           19
Net loss................................       --        --            --        (4,313)           --       (4,313)
                                           ------      ----       -------      --------       -------     --------
Balance, September 30, 1998.............    8,000        80         1,391        (5,356)         (451)      (4,336)
Contribution of long-term note payable
  by Parent.............................       --        --        13,598            --            --       13,598
Common stock Issued net of offering
  costs of $3,225.......................    2,000        20        20,775            --            --       20,795
Unearned compensation related to stock
  options...............................       --        --         6,001            --        (6,001)          --
Stock options exercised.................      685         7           230            --            --          237
Amortization of unearned compensation...       --        --            --            --         2,345        2,345
Net loss................................       --        --            --       (10,469)           --      (10,469)
                                           ------      ----       -------      --------       -------     --------
Balance, September 30, 1999.............   10,685      $107       $41,995      $(15,825)      $(4,107)    $ 22,170
                                           ======      ====       =======      ========       =======     ========

                       See notes to financial statements

                                INTERSPEED, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                         FOR THE PERIOD FROM
                                                          OCTOBER 23, 1996             YEAR ENDED
                                                           (INCEPTION) TO             SEPTEMBER 30,
                                                            SEPTEMBER 30,          -------------------
                                                                1997                 1998       1999
                                                         -------------------       --------   --------
Cash flows from operating activities:
Net loss...............................................        $(1,043)            $(4,313)   $(10,470)
Adjustments to reconcile net loss to net cash used for
  operating activities:
    Depreciation.......................................             52                 199         326
    Stock compensation.................................             --                  19       2,345
    Expenses allocated from parent to the Company......             --                  --       1,078
    Expenses paid by parent on behalf of the Company...             --                  --       1,020
    Increase (decrease) in cash from:
      Accounts receivable..............................             --                  --        (808)
      Inventory........................................             --                (587)     (1,859)
      Prepaid expenses and other.......................             (8)                (11)       (150)
      Accounts payable.................................            118                 232       2,440
      Accrued expenses.................................             66                 109         487
      Deposits.........................................             --                  --         (54)
      Deferred revenue.................................             --                  --          26
      Deferred rent....................................             --                  --         104
                                                               -------             -------    --------
Net cash used for operating activities.................           (815)             (4,352)     (5,506)
                                                               -------             -------    --------
Cash flows used for investing activities--
Purchases of property and equipment....................           (371)               (369)     (1,014)
                                                               -------             -------    --------
Cash flows from financing activities:
Proceeds from issuances of common stock, net...........          1,001                  --      21,033
Proceeds from long term debt-due Brooktrout............            206               4,832       6,582
                                                               -------             -------    --------
Net cash provided by financing activities..............          1,207               4,832      27,615
                                                               -------             -------    --------
Net increase in cash...................................             21                 111      21,095
Cash, beginning of period..............................             --                  21         132
                                                               -------             -------    --------
Cash, end of period....................................        $    21             $   132    $ 21,227
                                                               =======             =======    ========
Supplemental Disclosure of non-cash financing
  activities: Contribution of long-term note payable by
  parent                                                            --                  --      13,598

                       See notes to financial statements.

                                INTERSPEED, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

    Interspeed, Inc. (the "Company" or "Interspeed"), at September 30, 1999, a 57% owned subsidiary of Brooktrout, Inc. ("Brooktrout"), was founded in October 1996 and began operations in March 1997. Subsequent to September 30, 1998, the Company was no longer considered a development stage company. The Company designs, develops, and markets advanced high-speed data communications solutions based on digital subscriber line, or DSL, technology. The Company's products enable data communication service providers such as competitive local exchange carriers, Internet service providers, and owners of multi-tenant units ("MTUs") to deliver high speed data access solutions to their customers utilizing existing copper wire infrastructure.

BASIS OF PRESENTATION

    The accompanying financial statements represent the accounts of Interspeed, a subsidiary of Brooktrout. Operating expenses include allocations of general corporate overhead expenses related to Brooktrout's corporate headquarters and common support activities, including payroll administration, workers' compensation and general liability insurance, accounting and finance, legal, tax and human resources. These costs amounted to $165,000, $668,000 and $1,078,000 for the period October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999, respectively, and have been allocated to Interspeed using methodologies primarily based on headcount and usage. Although Interspeed believes the allocations are reasonable, the costs of these services to Interspeed may not be indicative of the costs that would have been incurred if Interspeed had been a stand-alone entity. Interspeed has entered into a Transition Services Agreement with Brooktrout, pursuant to which Brooktrout will continue to provide certain services to Interspeed during a transition period. See Note 9.

    Since inception and through the completion of its initial public offering on September 24, 1999 (the "offering"), Interspeed has been or will be included in the consolidated tax returns of Brooktrout and Brooktrout has realized or will realize the tax benefits associated with Interspeed's operating losses through that date. Accordingly, despite its operating losses since inception, Interspeed does not have available any net operating loss carryforwards nor has it recognized any tax benefits afforded Brooktrout by these net operating losses. Subsequent to its IPO, Interspeed is no longer included in the consolidated return of Brooktrout and income or losses will be included in a separate return of Interspeed. Any taxes due will be the responsibility of Interspeed and any benefits associated with losses will inure to Interspeed.

REINCORPORATION IN DELAWARE AND STOCK SPLIT

    On June 16, 1999, the Company reincorporated in Delaware with 30,000,000 authorized shares of common stock, par value $0.01. In addition, the Board of Directors authorized the creation of an unspecified class of preferred stock, par value $0.01, with a total authorized amount of 1,000,000 shares. No shares of preferred stock have been issued. On June 17, 1999 the Board of Directors approved, and on June 18, 1999 effected, a four-for-one stock split of the common stock. The stock split has been given retroactive recognition in all periods presented in the accompanying financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                                INTERSPEED, INC.

1. NATURE OF THE BUSINESS (CONTINUED)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE

    The Company generally recognizes revenue from equipment sales upon shipment. No revenue is recognized on products shipped on a trial basis. The Company's products generally carry a one year warranty from the date of purchase. Estimated sales returns and warranty costs are recorded at the time the product revenue is recognized. Customers may contract for support services over and above that provided by the Company's warranty policy. Revenue from such contracts and from extended warranty contracts is recognized ratably over the service period. The Company does not recognize revenue on beta units until beta testing on such units is completed.

INVENTORY

    Inventory is stated at the lower of cost (first-in, first-out basis) or market.

ADVERTISING EXPENSES

    The Company expenses advertising costs in the period in which they are incurred. Advertising cost for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999 was $0, $2,000 and $89,000, respectively.

PROPERTY AND EQUIPMENT

    Purchased property and equipment is carried at cost and depreciation is provided over the estimated useful lives of the related assets on the straight-line basis. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life of the improvement.

RESEARCH AND DEVELOPMENT

    Research and development costs, other than software development costs, are expensed as incurred. Software development costs would be capitalized following attainment of technological feasibility, however, no development costs which qualify for capitalization were incurred during any of the periods presented.

NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by 1,126,385 and 1,099,343 for the years ended September 30, 1998 and 1999, respectively.

STOCK-BASED COMPENSATION

    Compensation expense associated with awards of stock options to employees is measured using the intrinsic value method described in Accounting Principles Board Opinion No. 25.

                                INTERSPEED, INC.

1. NATURE OF THE BUSINESS (CONTINUED)

CASH FLOWS

    There were no cash payments of interest or taxes for any of the periods presented.

COMPREHENSIVE INCOME

    There was no difference between the Company's net loss and its total comprehensive loss for any of the periods presented.

SEGMENT INFORMATION

    The Company currently operates in one business segment: designing, developing and marketing advanced communications products which enable service providers to deliver high speed data access to small and medium sized businesses, MTUs, and other organizations.

CONCENTRATION OF RISK

    To date, the Company's activities have been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At September 30, 1999, 79% of the receivable balance was comprised of balances due from two customers.

    The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on October 1, 2000, as required.

2. INVENTORY

    Inventory consisted of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Raw material................................................    $587      $1,622
Work in process.............................................      --           5
Finished goods..............................................      --         818
                                                                ----      ------
Total.......................................................    $587      $2,445
                                                                ====      ======

                                INTERSPEED, INC.

3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                                                 SEPTEMBER 30,
                                                                ESTIMATED     -------------------
                                                               USEFUL LIFE      1998       1999
                                                              -------------   --------   --------
Office equipment............................................       5 years      $ 77      $  342
Computers and software......................................       3 years       497         786
Test equipment..............................................       5 years        82         513
Leasehold improvements......................................          up to
                                                                   5 years        84         114
                                                                                ----      ------
Total.......................................................                     740       1,755
Less accumulated depreciation...............................                     251         577
                                                                                ----      ------
Total.......................................................                    $489      $1,178
                                                                                ====      ======

4. ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Compensation................................................    $145       $580
Accrued employee benefits...................................      12         --
Other.......................................................      18         81
                                                                ----       ----
Total.......................................................    $175       $661
                                                                ====       ====

5. LEASE OBLIGATIONS

    In March 1997, the Company leased office, manufacturing and warehouse space under a non-cancelable operating lease that expired in February 1999. The Company subsequently moved operations to a new location and entered into a non-cancelable operating lease for office, manufacturing and warehouse space in March 1999, which expires in March 2004. The Company also has an engineering facility in Texas and entered into a non-cancelable operating lease in January 1999, which expires in January 2001.

    Minimum future lease payments under all non-cancellable operating leases at September 30, 1999 are as follows (in thousands):

Fiscal Year:
2000........................................................   $  426
2001........................................................      481
2002........................................................      485
2003........................................................      509
2004 and Thereafter.........................................      216
                                                               ------
                                                               $2,117
                                                               ======

                                INTERSPEED, INC.

5. LEASE OBLIGATIONS (CONTINUED)

    Rent expense for the period October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999 was $38,000, $80,000 and $360,000, respectively.

6. STOCK OPTION PLANS

    In April 1997, the Company's Board of Directors adopted and the stockholder approved the 1997 Stock Option Plan (the "1997 Stock Plan"), under which the Company may grant both incentive stock options and non-qualified options to employees. The 1997 Stock Plan allows for the granting of options to purchase up to 1,988,000 shares of common stock. The stock options are generally granted with vesting periods of five years and have an expiration date of ten years from the date of grant.

STOCK OPTION AND GRANT PLAN

    In June 1999, the Company adopted, and the stockholders approved, the Interspeed 1999 Stock Option and Grant Plan (the "1999 Stock Plan"), under which the Company may grant both incentive stock options and nonstatutory stock options to employees, consultants and directors. Options issued under the 1999 Stock Plan can have an exercise price of not less than 85% of the fair market value, as defined under the 1999 Stock Plan, of the stock at the date of grant. The 1999 Stock Plan provides for the issuance of up to 1,012,868 shares of the Company's common stock. At September 30, 1999 grants totaled 209,000 and shares available for future grant are 803,868.

    Certain options have been granted with exercise prices which were less than the estimated fair value of the Company's common stock at the date of grant. Compensation cost associated with these options, determined as the difference between the fair value of the stock and the exercise price, totaled
$6.5 million as of September 30, 1999. This cost was recorded as deferred compensation and is being charged to expense over the vesting period. Compensation expense related to such option grants was $19,000 and $2,345,000 for the years ended September 30, 1998 and 1999, respectively.

    Compensation cost in the year ended September 30, 1999 included $548,000 related to grants to two directors that were 100% vested on the date of grant and $1,186,000 related to a grant to the Company's president that vested 40% of the shares on June 18, 1999 upon the initial filing of a registration statement with the Securities and Exchange Commission. The remainder of the president's grant vests 20% of the original grant on January 1 of each of the next three years.

                                INTERSPEED, INC.

6. STOCK OPTION PLANS (CONTINUED)

    Activity under the 1997 Stock Plan and the 1999 Stock Plan is summarized as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Granted.....................................................    962,400    $ .13
Exercised...................................................         --       --
Forfeited...................................................         --       --
                                                              ---------
Outstanding at September 30, 1997...........................    962,400    $ .13
Granted.....................................................    381,600    $ .13
Exercised...................................................         --       --
Forfeited...................................................     52,000    $ .13
                                                              ---------
Outstanding at September 30, 1998...........................  1,292,000    $ .13
Granted.....................................................    946,000    $2.57
Exercised...................................................    702,658      .34
Forfeited...................................................     70,135    $ .13
                                                              ---------
Outstanding at September 30, 1999...........................  1,465,207    $1.60
                                                              =========

    The following table sets forth information regarding stock options outstanding at September 30, 1999:

                                                                  WEIGHTED     WEIGHTED
RANGE OF                                                          AVERAGE      AVERAGE
EXERCISE                                               NUMBER     EXERCISE    REMAINING       NUMBER
PRICES                                                OF SHARES    PRICE     LIFE (YEARS)   EXERCISABLE
--------                                              ---------   --------   ------------   -----------
$0.13...............................................  1,027,457    $ 0.13        8.36         35,753
$0.67-0.80..........................................    208,750    $ 0.78        9.61          8,700
$2.50...............................................     20,000    $ 2.50        9.71         20,000
$9.35-10.00.........................................    209,000    $ 9.58        9.83         45,000

    The following information concerning the Company's stock option plan is provided in accordance with SFAS 123.

    The fair value of each option grant has been estimated on the date of grant using the minimum value method. Weighted average assumptions used in determining the fair value of grants for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999 include risk-free interest rates of 5.5%, 4.75% and 5.8%, respectively, expected volatility of underlying stock of 0%, 0% and 89%, respectively and an expected life of 5 years. Dividend yields are not considered in the minimum value calculation.

    The weighted average fair value of options granted for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999 was $0.12, $1.20 and $6.38 per share, respectively.

                                INTERSPEED, INC.

6. STOCK OPTION PLANS (CONTINUED)

    Had compensation expense for stock options been determined based on fair value at the grant date in accordance with the provisions of SFAS No. 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands except per share data):

                                                FOR THE PERIOD FROM
                                                 OCTOBER 23, 1996     FOR THE YEAR     FOR THE YEAR
                                                    (INCEPTION)           ENDED            ENDED
                                                 TO SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                       1997               1998             1999
                                                -------------------   -------------   ---------------
Pro forma net loss............................        $(1,045)            $(4,340)       $(10,484)
Pro forma net loss per share-basic and
  diluted.....................................        $ (0.24)            $ (0.54)       $  (1.29)

7. RETIREMENT PLANS

    The Company has a 401(k) retirement plan available to qualified employees. Employees are allowed to contribute up to 18% of their salary to the plan. The Company matches contributions equal to $.25 per dollar contributed up to a maximum of 6% of a participant's salary. The Company contributed $2,000, $18,000 and $53,000 to the plan for the period October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999, respectively.

8. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

    The Company currently targets its sales efforts to data communications service providers, multi tenant units, and other service organizations to both public and private network providers and users across four related market segments. For the year ended September 30, 1999, sales to United States customers amounted to $1,873,000 and export sales amounted to $105,000. One customer accounted for 75% and another customer accounted for 15% of revenue for the year ended September 30, 1999.

9. RELATED PARTY TRANSACTIONS

    Since inception, the Company's operations have been funded through contributions of capital and loans from Brooktrout of $1.2 million, $4.8 million and $8.7 million for the period October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999, respectively. At September 24, 1999, in connection with the Company's IPO, Brooktrout contributed $13,598,000, the majority of the outstanding note balance, to the capital of the Company.

    The following is an analysis of the intercompany accounts:

                                      PERIOD FROM OCTOBER 23, 1996
                                             (INCEPTION) TO              YEAR ENDED           YEAR ENDED
                                           SEPTEMBER 30, 1997        SEPTEMBER 30, 1998   SEPTEMBER 30, 1999
                                      ----------------------------   ------------------   ------------------
Beginning balance...................             $    0                    $  (206)             $(5,038)
Expenses allocated from Parent......               (165)                      (668)              (1,078)
Cash transfers......................               (694)                    (3,775)              (6,582)
Expenses paid by Parent on behalf
  of the Company....................               (348)                      (389)              (1,020)
Capital contribution................              1,001                         --               13,589
                                                 ------                    -------              -------
Ending balance......................             $ (206)                   $(5,038)             $  (129)
                                                 ======                    =======              =======

                                INTERSPEED, INC.

9. RELATED PARTY TRANSACTIONS (CONTINUED)

    The Company and Brooktrout have entered into a Transition Services Agreement (the "Agreement") which outlines certain services that will continue to be performed on behalf of the Company by Brooktrout for a specified period of time. The Agreement calls for these services to be phased out over a period beginning October 1999 to December 1999. The services called for in the Agreement include payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services will be on an "as used" basis and are included in the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by Item 10 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated herein be reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)

(1) Financial Statements

    The financial statements filed as part of the report are listed on the Index to Financial Statements on page 25.

(2) Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(b) Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

(c) Exhibits:

(3) Articles of Incorporation and By-Laws:

 3.1   The Amended and Restated Certificate of Incorporation of the
       Company is filed herewith as Exhibit 3.1.
 3.2 The Amended and Restated By-Laws of the Company is filed herewith as Exhibit 3.2.

(10) Material Contracts

10.1   1997 Stock Option Plan incorporated herein by reference to
       Exhibit 10.1 to Amendment No. 3 to the Company's
       Registration Statement on Form S-1, Registration
       No. 333-81071, filed with the Securities and Exchange
       Commission on August 23, 1999 ("Amendment No. 3 to the
       Form S-1") to the Form S-1.
10.2 First Amendment to Interspeed, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, Registration
       No. 333-91809, filed with the Securities and Exchange
       Commission on November 30, 1999.
10.3 1999 Stock Option and Grant Plan incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Form S-1.
10.4 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Form S-1.
10.5   Transition Services Agreement, dated as of September 23,
       1999, by and between Interspeed and Brooktrout, Inc.
       incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Form S-1.
10.6 Authorized Reseller Agreement, dated as of May 21, 1999, by and between Interspeed and Cabletron Systems, Inc.
       incorporated herein by reference to Exhibit 10.5 to Amendment No.3 to the Form S-1.
10.7 Stockholder Rights Agreement, dated as of August 9, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form S-1.
10.8 Capitalization Agreement, dated as of June 17, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Form S-1.
10.9 Capitalization Agreement, dated July 23, 1999, by and between Interspeed and Brooktrout, Inc. incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Form S-1.

(23) Consent of Deloitte & Touche LLP is filed herewith as Exhibit 23.

(27) Financial Data Schedule is filed herewith as Exhibit 27.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INTERSPEED, INC.

                                                       BY:              /S/ STEPHEN A. IDE
                                                            -----------------------------------------
                                                                          Stephen A. Ide
                                                                            PRESIDENT

                                                       Date:  December 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                        DATE
                ---------                                  -----                        ----
            /s/ STEPHEN A. IDE              President and Director
    ---------------------------------       (Principal Executive Officer)         December 29, 1999
              Stephen A. Ide

                                            Chief Technology Officer,
            /s/ RAJEEV AGARWAL              Senior Vice President-
    ---------------------------------       Research and Development              December 29, 1999
              Rajeev Agarwal                and Director

                                            Chief Financial Officer,
           /s/ WILLIAM J. BURKE             Senior Vice President-Finance,
    ---------------------------------       and Treasurer                         December 29, 1999
             William J. Burke               (Principal Financial and
                                            Accounting Officer)

            /s/ ERIC R. GILER               Director
    ---------------------------------                                             December 29, 1999
              Eric R. Giler

          /s/ ROBERT G. BARRETT             Director
    ---------------------------------                                             December 29, 1999
            Robert G. Barrett

           /s/ PAUL J. SEVERINO             Director
    ---------------------------------                                             December 29, 1999
             Paul J. Severino