Form 10-K/A
period 1999-09-30
INTERSPEED INC
filed 2000-02-04
CIK 1088755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2000, 10,773,061 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $21.375 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of January 31, 2000 was $91,057,393.13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Interspeed, Inc. (the "Company") hereby amends Part II,
Item 8--Financial Statements and Supplementary Data of its Annual Report on Form 10-K for the year ended September 30, 1999, for the sole purpose of amending and restating the accountant's report to provide that the financial statements are in conformity with generally accepted accounting principles, which was omitted due to an inadvertent typographical error. All other sections of this Item 8 remain unchanged.

                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INTERSPEED, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     3
Balance Sheets..............................................     4
Statements of Operations....................................     5
Statements of Stockholders' Equity (Deficit)................     6
Statements of Cash Flows....................................     7
Notes to Financial Statements...............................     8

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1999, and the results of its operations and its cash flows for the period from October 23, 1996 (inception) to September 30, 1997 and for the years ended September 30, 1998 and 1999 in conformity with generally accepted accounting principles.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)

(1) Financial Statements

    The financial statements filed as part of the report are listed on the Index
to Financial Statements on page   .

(2) Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(c) Exhibits:

(23) Consent of Deloitte & Touche LLP is filed herewith as Exhibit 23.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of February, 2000.

                                                       INTERSPEED, INC.

                                                       BY:              /S/ STEPHEN A. IDE
                                                            -----------------------------------------
                                                                          Stephen A. Ide
                                                                            PRESIDENT