Form 10-Q
period 1999-12-31
INTERSPEED INC
filed 2000-02-14
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------


(MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-27401

                            ------------------------


                                INTERSPEED, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  04-3333365
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


               39 HIGH STREET
        NORTH ANDOVER, MASSACHUSETTS                            01845
  (Address of Principal Executive Offices)                   (Zip Code)


                                 (978) 688-6164
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former Name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 7, 2000, 10,774,462 shares of $0.01 par value common stock of the registrant were outstanding.


                            Page 1 of 22 Total Pages
                       (Exhibit Index appears on Page 21)


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

1.  Condensed Balance Sheets as of December 31, 1999 (unaudited)
    and September 30, 1999                                                 3

2.  Condensed Statements of Operations (unaudited) for the
    three months ended December 31, 1999 and 1998                          4

3.  Condensed Statements of Cash Flows (unaudited) for the
    three months ended December 31, 1999 and 1998                          5

4.  Notes to Condensed Financial Statements                              6-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8-19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       19

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                       20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                21

SIGNATURE PAGE                                                            22



                            Page 2 of 22 Total Pages

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                INTERSPEED, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                   December 31,        September 30,
                                                                                       1999                1999
                                                                                   ------------        -------------
                                                                                    (Unaudited)

Assets

Current assets:

Cash ...........................................................................    $    14,634         $     21,227
Accounts receivable, net .......................................................          3,174                 808
Inventory ......................................................................          3,072               2,445
Receivable from Brooktrout .....................................................             90                  --
Prepaid expenses and other .....................................................            476                 168
                                                                                    -----------         -----------
Total current assets ...........................................................         21,446              24,648
Property and equipment, net ....................................................          1,501               1,178
Other assets ...................................................................              5                  54
                                                                                    -----------         -----------
Total assets ...................................................................    $    22,952         $    25,880
                                                                                    -----------         -----------
                                                                                    -----------         -----------

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable ...............................................................    $     1,858         $     2,789
Accrued expenses ...............................................................            913                 662
Short-term note payable--due Brooktrout ........................................             --                 129
Deferred revenue ...............................................................             13                  26
                                                                                    -----------         -----------
Total current liabilities ......................................................          2,784               3,606
Deferred rent ..................................................................            127                 104

Stockholders' equity:

Common stock, $.01 par value, 30,000,000 shares authorized,
   10,707,132 and 10,684,526 shares issued and outstanding .....................            107                 107
Additional paid-in capital .....................................................         41,995              41,995
Accumulated deficit ............................................................        (18,371)            (15,825)
Deferred compensation ..........................................................         (3,690)             (4,107)
                                                                                    -----------         -----------
Total stockholders' equity .....................................................         20,041              22,170
                                                                                    -----------         -----------
Total liabilities and stockholders' equity .....................................    $    22,952         $    25,880
                                                                                    -----------         -----------
                                                                                    -----------         -----------


    The Condensed Balance Sheet as of September 30, 1999 has been summarized from the Company's audited Balance Sheet as of that date.


                  See notes to condensed financial statements.


                            Page 3 of 22 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                       1999       1998
                                                     -------    -------


Revenue ..........................................   $ 3,152    $    64
Cost of revenue ..................................     1,769         36
                                                     -------    -------
Gross profit .....................................     1,383         28

Operating expenses:
Research and development..........................     1,652      1,273
Selling, general and administrative ..............     2,090        346
Stock compensation ...............................       417         32
                                                     -------    -------
Loss from operations .............................    (2,776)    (1,623)
Interest income ..................................       230         --
                                                     -------    -------
Loss before income taxes .........................    (2,546)    (1,623)
Income tax expense ...............................        --         --
                                                     -------    -------
Net loss .........................................   $(2,546)   $(1,623)
                                                     -------    -------
                                                     -------    -------

Net loss per share--basic and diluted                $ (0.24)   $ (0.20)
                                                     -------    -------
                                                     -------    -------

Shares used to compute net loss per
Share--basic and diluted .........................    10,706      8,000
                                                     -------    -------
                                                     -------    -------


                  See notes to condensed financial statements.


                            Page 4 of 22 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                     Three months ended
                                                                        December 31,
                                                                     ------------------
                                                                       1999      1998
                                                                     --------  --------


Cash flows from operating activities:
Net loss ........................................................      (2,546)   (1,623)
  operating activities:
     Depreciation and amortization ..............................         146        39
     Amortization of stock compensation .........................         417        32
     Increase (decrease) in cash from:
     Accounts receivable ........................................      (2,366)      (64)
     Receivable from Brooktrout .................................         (90)       --
     Inventory ..................................................        (627)      (23)
     Prepaid expenses and other .................................        (259)       14
     Accounts payable ...........................................        (931)      (83)
     Accrued expenses ...........................................         251       226
     Payable to Brooktrout ......................................        (129)       --
     Deferred revenue ...........................................         (13)       --
     Deferred rent ..............................................          23        --
                                                                     --------  --------

Net cash used for operating activities ..........................      (6,124)   (1,482)
                                                                     --------  --------

Cash flows used for investing activities:
Purchases of property and equipment .............................        (469)      (15)
                                                                     --------  --------

Cash flows from financing activities:
Proceeds from long term debt-due Brooktrout .....................          --     1,491
                                                                     --------  --------

Net decrease in cash ............................................      (6,593)       (6)

Cash, beginning of period .......................................      21,227       132
                                                                     --------  --------

Cash, end of period .............................................    $ 14,634  $    126
                                                                     --------  --------
                                                                     --------  --------



                  See notes to condensed financial statements.


                            Page 5 of 22 Total Pages

                                INTERSPEED, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Interspeed, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1999.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented.

The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by 1,083,000 and 1,197,000 for the quarters ended December 31, 1999 and 1998, respectively.

INCOME TAXES

The Company's quarterly effective tax rate is based on the estimated tax rate for the fiscal year.

COMPREHENSIVE INCOME

There was no difference between the Company's net loss and its total comprehensive loss for any of the periods presented.

SEGMENT INFORMATION

The Company currently operates in one business segment: designing, developing and marketing advanced communications products which enable service providers to deliver high speed data access to small and medium sized businesses, multi-tenant units ("MTUs"), and other organizations.

CONCENTRATION OF RISK

To date, the Company's activities have been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 1999, approximately 94% of the receivable balance was comprised of balances due from two customers.

The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.


                            Page 6 of 22 Total Pages

INVENTORY

Inventory consisted of the following (in thousands):



                              December 31,    September 30,
                              ------------    -------------
                                  1999             1999


Raw material ..............         $2,253           $1,622
Work in process ...........             --                5
Finished goods ............            819              818
                              ------------    -------------
    Total .................         $3,072           $2,445
                              ------------    -------------
                              ------------    -------------



SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months ended December 31, 1999, sales to United States customers amounted to $2,967,000 and export sales amounted to $185,000. One customer accounted for approximately 53% and another customer accounted for approximately 41% of revenue for the three months ended December 31, 1999.

RELATED PARTY TRANSACTIONS

From its inception through the completion of its initial public offering on September 24, 1999 ("IPO"), the Company's operations were funded through contributions of capital and loans from Brooktrout, Inc. ("Brooktrout"), its parent company. At September 24, 1999, in connection with the Company's IPO, Brooktrout contributed $13,598,000, the majority of the outstanding note balance, to the capital of the Company.

The Company and Brooktrout entered into a Transition Services Agreement (the "Agreement") which expired on December 31, 1999. The Agreement outlined certain services that would continue to be performed on behalf of the Company by Brooktrout through December 31, 1999. The Agreement required that these services be phased out over a period beginning on October 1999 to December 1999. The services included payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services were on an "as used" basis and were included in the Agreement. During the three months ended December 31, 1999, fees for services totaled $43,000.


                            Page 7 of 22 Total Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DOCUMENT CONTAINS CERTAIN STATEMENTS THE ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LEGISLATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. SOME OF THE FACTORS DESCRIBED UNDER "RISK FACTORS" MAY RESULT IN THESE DIFFERENCES. THE READER SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND SHOULD BE AWARE THAT THERE MAYBE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

OVERVIEW

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for executive officers, administrative and support activities including payroll administration, worker's compensation and general liability insurance, accounting and finance, legal, tax, human resources and transaction processing.

STOCK COMPENSATION. Stock options have been granted with exercise prices that were less than the estimated fair value of the Company's common stock. Compensation cost associated with these options is the difference between the fair value of the stock and the exercise price.

INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxable income. Accordingly,


                            Page 8 of 22 Total Pages
we have not recorded any benefit related to these losses. We are no longer to be included in Brooktrout's consolidated income tax filings; we do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history. We expect to continually evaluate the recoverability of net loss carryforwards.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE. Revenue for the three months ended December 31, 1999 was $3,152,000, compared to $64,000 for the three months ended December 31, 1998. During the first fiscal quarter of 1999, we recognized our first sale after our product successfully completed beta testing; commencement of commercial operations and the general release of our products began in February 1999.

COST OF REVENUE. Cost of revenue was $1,769,000, or approximately 56% of revenue, for the three months ended December 31, 1999, compared to $36,000 for the three months ended December 31, 1998. The significantly higher cost of revenue in the first fiscal quarter of 2000 is due to the increased revenue volume.

GROSS PROFIT. Gross profit was $1,383,000, and gross profit percentage was approximately 44%, for the three months ended December 31, 1999, compared to gross profit of $28,000 for the three months ended December 31, 1998. This increase was due to the substantially greater revenue recognized in the first fiscal quarter of 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 30% to $1,652,000 during the three months ended December 31, 1999 from $1,273,000 for the three months ended December 31, 1998. This increase was due primarily to increases in payroll related expenses from growth in the number of engineering employees from the first fiscal quarter of 1999 to the first fiscal quarter of 2000, and to a lesser extent, consulting expenses for specific development projects during the first fiscal quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended December 31, 1999 were $2,090,000 compared to $346,000 for the three months ended December 31, 1998, an increase of $1,744,000. This increase was due primarily to payroll-related expenses, travel, advertising/marketing and trade show expenses associated with the build-up in sales and marketing staff and activities, as well as expenses relating to the implementation of internal Year 2000 compliant systems.

STOCK COMPENSATION. In prior periods, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs increased to $417,000 for the three months ended December 31, 1999, from $32,000 for the three months ended December 31, 1998, as the compensation cost is being charged to expenses over the option vesting period.

INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and the losses associated with the Company have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these prior losses. We have not recognized any benefit in the current quarter for the losses generated for the three months ended December 31, 1999 as we believe that it is more likely than not that such benefits will not be recoverable. We will continually evaluate the recoverability of net loss carryforwards.

NET LOSS. Net loss for the three months ended December 31, 1999 was $2,546,000 compared to net loss of $1,623,000 for the three months ended December 31, 1998, an increase of $923,000. This increase is due primarily to the increases in operating expenses and stock compensation charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the three months ended December 31, 1999.


                            Page 9 of 22 Total Pages

LIQUIDITY AND CAPITAL RESOURCES

From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

We believe that the remaining net proceeds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least until September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we might need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms that we believe are attractive, or at all. If we fail to raise capital when needed, it could harm our business, operating results and financial condition. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

Cash decreased by $6,593,000 to $14,634,000 at December 31, 1999 from $$21,227,000 at September 30, 1999. The decrease in cash is due primarily to a $2,366,000 increase in accounts receivable, a $627,000 increase in inventory, a $931,000 decrease in accounts payable, and a net loss of $2,546,000.

The increase in accounts receivable was due to substantially higher revenue billings during the first quarter of fiscal 2000, while the increase in inventory is due to the expectation of increased shipment volumes during subsequent quarters. The decrease in accounts payable is due to the effort in establishing more standard payment terms as a newly independent company. For the three months ended December 31, 1999 and 1998, we purchased approximately $469,000 and $15,000 respectively, of fixed assets. We currently have no material commitments for additional capital expenditures.

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

GENERAL READINESS ASSESSMENT. As a wholly owned subsidiary of Brooktrout prior to our IPO, we relied on Brooktrout's Year 2000 Plan except with respect to our products and suppliers where we instituted our independent compliance program. We no longer rely on any Brooktrout systems. We completed a formal systems selection process and retained a systems consultant to assist us in determining our systems requirements and purchasing Year 2000 compliant business systems to satisfy our present and future needs. However, no assurance can be given that we or third parties with whom we have a business relationship will successfully address our or their Year 2000 issues. To date, we have not experienced any problems with Year 2000 issues with either third party or our internal systems. Our Year 2000 readiness program is supervised by our Year 2000 compliance committee which is headed by Rajeev Agarwal, and we review our Year 2000 program on a periodic basis.

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


                            Page 10 of 22 Total Pages

The following lists the specific areas in our Year 2000 program that have been completed:

        - ensuring our products' hardware and software are Year 2000 compliant;

        - contacting most of our major equipment providers and receiving disclosure statements that all of the equipment or software purchased from these vendors is Year 2000 compliant;

        - implementing contingency plans ensuring that we have alternative suppliers for our products' components; and

        -      purchasing and installing Year 2000 compliant systems.

ASSESSMENT OF INTERNAL INFRASTRUCTURE. With respect to our internal systems, during the first quarter of fiscal 2000, we relied on Brooktrout's Year 2000 Plan which consists of three phases--assessment, testing and implementation. We currently have our own internal systems in place. All of the internal systems we purchased were Year 2000 compliant.

ASSESSMENT OF INTERSPEED'S SOFTWARE AND PRODUCTS. We have gathered, tested and produced information about our products impacted by the Year 2000 transition. We believe that all of our products are Year 2000 compliant.

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

COSTS TO ADDRESS YEAR 2000 ISSUES. Prior to the IPO, the primary costs in achieving Year 2000 compliance had been incorporated into the fees Brooktrout had charged us for managing our system requirements. During the three months ended December 31, 1999, we purchased and implemented certain internal Year 2000 compliant systems. Costs of purchasing these systems and consultant fees to assist with the installation of these systems were approximately $230,000 and $290,000, respectively. We expect any future costs directly attributable to Year 2000 issues not to be material or to have an adverse effect on our business and financial results.

CONTINGENCY PLAN. While the implementation of internal Year 2000 compliant systems was essentially completed by December 31, 1999, we are keeping careful manual records in the event such systems fail. In addition, with respect to our suppliers, we have successfully identified at least one alternative supplier for each of our products' components.

CONSEQUENCES OF YEAR 2000 PROBLEMS. We continue to evaluate potential disruptions or complications that might result from Year 2000 related problems. Presently, however, we believe that the most likely worst case scenario related to the Year 2000 issue is associated with third party vendors. A significant Year 2000 related disruption of the services provided to us by third party vendors could prevent us from timely delivering our products to customers, which in turn could materially and adversely affect our results of operations, liquidity and financial condition. We are not presently aware of any vendor related Year 2000 issue that is likely to result in such a disruption.

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


                            Page 11 of 22 Total Pages

Although there continues to be inherent uncertainty in the Year 2000 issue, to date we have not experienced any impact. However, we continue to monitor and identify the nature and extent of any material risk to us as a result of any Year 2000 disruptions. This section contains certain statements that are forward-looking statements. Our Year 2000 compliance, and the effects of the Year 2000 on us may be materially different than currently projected. This may be due to, among other things, the failure of key third parties with whom we have a significant business relationship to achieve Year 2000 compliance or address Year 2000 issues.


                            Page 12 of 22 Total Pages

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

We have accumulated losses of approximately $18.4 million since inception in October 1996 through December 31, 1999 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended September 30, 1999 and approximately $2.5 million of the first quarter of fiscal 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability.

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


                            Page 13 of 22 Total Pages

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

FAILURE TO ADEQUATELY DEVELOP OUR SALES CHANNELS COULD CAUSE OUR REVENUE TO DECLINE

We sell our products directly through our sales force and indirectly through original equipment manufacturers, value added resellers and system integrators. Our failure to adequately develop these sales channels may cause our revenue to decline and, thus, have a material adverse effect on our business, financial condition and results of operations. We are currently continuing to develop these sales channels and expect to expend significant resources in this area. As of February 7, 2000, we had a total of 21 employees responsible for direct sales, marketing and sales engineering in the United States and international markets. To the extent we are able to enter into agreements with additional original equipment manufacturers, value added resellers or systems integrators, the amount and timing of resources which they devote to the sale of our products may not be within our control, and they may not perform their obligations as expected.

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

IF OUR TARGET CUSTOMERS DO NOT ACCEPT DSL TECHNOLOGY, WE MAY BE UNABLE TO SUSTAIN OR GROW OUR BUSINESS

Our future success is substantially dependent upon whether digital subscriber line, or DSL, technology gains widespread market acceptance by data communications service providers and the small to medium sized business users to whom they market their services. In the event that our customers or potential customers adopt technologies other than digital subscriber line, or DSL, we may be unable to sustain or grow our business. Our business strategy and current products are focused on DSL technology. Various alternative technologies, including T-1, cable and broadband wireless, are currently available to deliver high speed data communications, and each of the alternatives has comparative advantages and disadvantages. Data communications service providers continually evaluate alternative high speed data access technologies and may at any time adopt technologies other than DSL.

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


                            Page 14 of 22 Total Pages

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

We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. We intend to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect our business, financial condition and results of operations.

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


                            Page 15 of 22 Total Pages

FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY PREVENT US FROM MAXIMIZING OUR EARNINGS

We have expanded and plan to continue to expand our operations, including our sales and marketing activities, our accounting, billing and human resource departments and the establishment of additional sales offices. This expansion may place significant strains on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. Until the end of December 1999, we relied upon Brooktrout, our parent company, to provide us with administrative and support services, including accounting, human resources and computer systems. Since then, we have implemented systems that provide the functions and services that were previously provided by Brooktrout. If we fail to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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


                            Page 16 of 22 Total Pages

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


                            Page 17 of 22 Total Pages

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD REDUCE DEMAND FOR OUR PRODUCTS

Any changes to the legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for our products. Moreover, our distributors or customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

CONTROL BY BROOKTROUT MAY LIMIT STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL

At December 31, 1999, Brooktrout owned approximately 57% of the outstanding shares of common stock. Accordingly, Brooktrout will be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL

The market price of our common stock could fall as a result of future sales of a large number of shares of our common stock in the public market. As of February 7, 2000, we had approximately 10,774,462 shares of common stock outstanding, of which approximately 3,957,400 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates. The remaining 6,817,062 shares of common stock held by existing stockholders and 223,882 shares subject to outstanding options vested as of February 7, 2000, of which 156,685 shares will be restricted securities and may only be sold in the public market if registered or if they qualify for an exemption from registration under the Securities Act and 67,197 shares are freely transferable without restriction or registration under the Securities Act of 1933. All of our officers and directors and Brooktrout have agreed with U.S. Bancorp Piper Jaffray not to sell or otherwise dispose of any of their shares for 180 days after the IPO. Beginning 180 days after the IPO, under specified circumstances and subject to customary conditions, Brooktrout will have rights, with respect to 6,075,000 shares of common stock, to require us to register its shares of common stock under the Securities Act, and Brooktrout will have rights to participate in any future registrations of securities by us.

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


                            Page 18 of 22 Total Pages

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

Although we expect to use the net proceeds of our IPO for general corporate purposes such as working capital, product development and sales and marketing, we currently have no other specific plan for any significant portion of the net proceeds of our IPO. As a consequence, our management will have the discretion to allocate the net proceeds of our IPO to uses the stockholders may not deem desirable. We may not be able to invest these net proceeds to yield a significant return. Substantially all of the net proceeds of our IPO will be invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government for an indefinite period of time.

WE DO NOT INTEND TO PAY DIVIDENDS

To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our earnings for future growth and development of our business and, therefore, do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. Our operating activities expose us to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At December 31, 1999, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. At December 31, 1999, we had no short-term or long-term debt obligations.


                            Page 19 of 22 Total Pages

                                     PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The shares of common stock sold in the IPO were offered for sale by a syndicate of underwriters represented by U.S. Bancorp Piper Jaffray, Warburg Dillon Read LLC, Tucker Anthony Cleary Gull and DLJdirect Inc.

The Company registered an aggregate of 3,500,000 shares of common stock (including 1,500,000 sold by Brooktrout as a selling shareholder) in the IPO at a per share price of $12.00, for an aggregate offering price of $42,000,000. As of the date of the filing of this report, 3,925,000 registered shares (including 425,000 shares previously owned by Brooktrout that were sold upon the exercise of the underwriters' overallotment option) have been sold at an aggregate offering price of $47,100,000. Of the 3,925,000 shares sold in the IPO, 2,000,000 shares were registered for the Company's account.

The Company incurred the following expenses in connection with the IPO:




Underwriting discounts and commissions ............  $1.68 million
Other expenses ....................................   1.53 million
                                                     -------------
Total expenses ....................................  $3.21 million
                                                     -------------
                                                     -------------



After deducting the expenses set forth above, the Company received $20,790,000 in net proceeds for the IPO. From the period commencing on September 23, 1999 through December 31, 1999, the Company has used approximately $6.6 million of the net proceeds, of which approximately $6.1 million was used to fund operating activities including the net loss for the first fiscal quarter of 2000, and approximately $500,000 which was used to purchase equipment.


                            Page 20 of 22 Total Pages

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1999 ("10-K").

3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the 10-K.

27.1     Financial Data Schedule


(b) Reports on Form 8-K during the quarter ended December 31, 1999. The registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

         1. On October 7, 1999, the Company filed a Current Report on Form 8-K, disclosing its estimated revenue for the quarter ended September 30, 1999.

         2. On November 30, 1999, the Company filed a Current Report on Form 8-K, disclosing its results of operations for the fourth quarter and fiscal year ended September 30, 1999.


                            Page 21 of 22 Total Pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERSPEED, INC.

Dated:  February 14, 2000                By:        /s/ Stephen A. Ide
                                             -------------------------------
                                             Stephen A. Ide
                                             President
                                             (Principal Executive Officer)


Dated:  February 14, 2000                By:       /s/ William J. Burke
                                             -------------------------------
                                             William J. Burke
                                             Chief Financial Officer, Senior
                                             Vice President--Finance, and
                                             Treasurer
                                             (Principal Financial Officer)


                            Page 22 of 22 Total Pages