Form 10-Q
period 2000-03-31
INTERSPEED INC
filed 2000-05-15
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2000, 10,848,148 shares of $0.01 par value common stock of the registrant were outstanding.

                            Page 1 of 23 Total Pages
                       (Exhibit Index appears on Page 22)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                          PAGE
                                                                        --------
1.  Condensed Balance Sheets as of March 31, 2000 (unaudited) and
September 30, 1999....................................................         3

2.  Condensed Statements of Operations (unaudited) for the three and six months
   ended March 31, 2000 and 1999......................................
                                                                               4

3.  Condensed Statements of Cash Flows (unaudited) for the six months ended
   March 31, 2000 and 1999............................................
                                                                               5

4.  Notes to Condensed Financial Statements...........................       6-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND
          RESULTS OF OPERATIONS.......................................      9-20

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...        20

PART      OTHER INFORMATION
II......

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................        21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................        22

SIGNATURE PAGE........................................................        23

                            Page 2 of 23 Total Pages

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INTERSPEED, INC.

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
Assets
Current assets:
Cash........................................................    $10,011        $21,227
Accounts receivable, net....................................      5,117            808
Inventory...................................................      3,909          2,445
Prepaid expenses and other..................................        354            168
                                                                -------        -------

Total current assets........................................     19,391         24,648
Property and equipment, net.................................      1,720          1,178
Other assets................................................         26             54
                                                                -------        -------
Total assets................................................    $21,137        $25,880
                                                                =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable............................................    $ 2,141        $ 2,789
Accrued expenses............................................        712            662
Short-term note payable--due Brooktrout.....................         --            129
Payable to Brooktrout.......................................         70             --
Deferred revenue............................................         38             26
                                                                -------        -------
Total current liabilities...................................      2,961          3,606
Deferred rent...............................................        141            104
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized,
  10,823,896 and 10,702,658 shares issued and outstanding           108            107
Additional paid-in capital..................................     43,554         41,995
Accumulated deficit.........................................    (22,223)       (15,825)
Deferred compensation.......................................     (3,404)        (4,107)
                                                                -------        -------

Total stockholders' equity..................................     18,035         22,170
                                                                -------        -------

Total liabilities and stockholders' equity..................    $21,137        $25,880
                                                                =======        =======

    The Condensed Balance Sheet as of September 30, 1999 has been summarized from the Company's audited Balance Sheet as of that date.
                  See notes to condensed financial statements.

                            Page 3 of 23 Total Pages

                                INTERSPEED, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               THREE MONTHS                 SIX MONTHS
                                                             ENDED MARCH 31,             ENDED MARCH 31,
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
Revenue before sales discounts--warrants............      $ 4,003       $   327       $ 7,155       $   391
Sales discounts--warrants...........................         (439)           --          (439)           --
                                                          -------       -------       -------       -------
Net revenue.........................................        3,564           327         6,716           391
Cost of revenue.....................................        2,193           276         3,962           312
                                                          -------       -------       -------       -------
Gross profit........................................        1,371            51         2,754            79
Operating expenses:
Research and development............................        1,940         1,139         3,592         2,412
Selling, general and administrative.................        2,304           576         4,394           922
Stock compensation and warrant charges..............        1,135            62         1,552            94
                                                          -------       -------       -------       -------
Loss from operations................................       (4,008)       (1,726)       (6,784)       (3,349)
Interest income.....................................          156            --           386            --
                                                          -------       -------       -------       -------
Loss before income taxes............................       (3,852)       (1,726)       (6,398)       (3,349)
Income tax expense..................................           --            --            --            --
                                                          -------       -------       -------       -------
Net loss............................................      $(3,852)      $(1,726)      $(6,398)      $(3,349)
                                                          =======       =======       =======       =======
Net loss per share-basic and diluted................      $ (0.36)      $ (0.22)      $ (0.60)      $ (0.42)
                                                          =======       =======       =======       =======
Shares used to compute net loss per Share--basic and
  diluted...........................................       10,781         8,000        10,744         8,000
                                                          =======       =======       =======       =======

                  See notes to condensed financial statements.

                            Page 4 of 23 Total Pages

                                INTERSPEED, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
Cash flows from operating activities:
Net loss....................................................      $(6,398)      $(3,349)
  Adjustments to reconcile net loss to cash used by
    operating activities:
    Depreciation and amortization...........................          412           293
    Amortization of stock compensation and warrant
      charges...............................................         1552            94
    Sales discounts--warrants...............................          439            --
    Increase (decrease) in cash from:
    Accounts receivable.....................................       (4,309)         (347)
    Inventory...............................................       (1,464)          151
    Prepaid expenses and other..............................         (158)         (301)
    Accounts payable........................................         (648)          272
    Accrued expenses........................................           50           361
    Payable to Brooktrout...................................          (59)           --
    Deferred revenue........................................           12            30
    Deferred rent...........................................           37            15
                                                                  -------       -------

Net cash used for operating activities......................      (10,534)       (2,781)
                                                                  -------       -------

Cash flows used for investing activities:
Purchases of property and equipment.........................         (954)         (419)
                                                                  -------       -------

Cash flows from financing activities:
Proceeds from the issuance of common stock..................          272            --
Proceeds from long-term debt due Brooktrout.................           --         3,129
                                                                  -------       -------

Net cash provided by financing activities...................          272         3,129
                                                                  -------       -------

Net decrease in cash........................................      (11,216)          (71)

Cash, beginning of period...................................       21,227           132
                                                                  -------       -------

Cash, end of period.........................................      $10,011       $    61
                                                                  =======       =======

                  See notes to condensed financial statements.

                            Page 5 of 23 Total Pages

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

NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by 11,858,000, 11,775,000, 9,248,000, and 9,205,000 for the three and six months ended March 31, 2000 and 1999, respectively.

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

CONCENTRATION OF RISK

    To date, the Company's activities have been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At March 31, 2000, approximately 96% of the receivable balance was comprised of balances due from three customers.

    The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

                            Page 6 of 23 Total Pages

                                INTERSPEED, INC.

INVENTORY

    Inventory consisted of the following (in thousands):

                                                        MARCH 31,   SEPTEMBER 30,
                                                          2000          1999
                                                        ---------   -------------
Raw material..........................................   $2,137        $1,622
Work in process.......................................      138             5
Finished goods........................................    1,634           818
                                                         ------        ------
Total.................................................   $3,909        $2,445
                                                         ======        ======

SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

    The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months and six months ended March 31, 2000, gross sales to United States' customers amounted to $3,887,000 and $6,854,000, and export sales for the same periods amounted to $116,000 and $301,000, respectively. For the three months ended March 31, 2000, three customers accounted for approximately 50%, 23%, and 20% of gross revenue. For the six months ended March 31, 2000, the same three customers accounted for approximately 51%, 31% and 11% of gross revenues.

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

WARRANTS

    In consideration for entering into certain long-tern reseller agreements, the Company granted to the customers vested warrants to purchase 55,000 shares of the Company's common stock at the market price of the Company's common stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

    The Company also granted to the customers warrants to purchase up to 150,000 shares of the Company's common stock that vest installments as the customers attain certain revenue milestones over

                            Page 7 of 23 Total Pages

                                INTERSPEED, INC.

the terms of the agreements. The Company is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest.

                            Page 8 of 23 Total Pages

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

    SALES DISCOUNTS--WARRANTS. The Company granted to customers warrants to purchase up to 150,000 shares of the Company's common stock that vest installments as the customers attain certain revenue milestones over the terms of the agreements. The Company is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest.

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

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, employee benefits, trade shows, public relations, marketing materials, travel and other marketing expenses. Future sales and

                            Page 9 of 23 Total Pages
marketing activities will involve additional costs related to the expansion of the sales and sales engineering organization, product branding, advertising and public relations costs. We expect sales and marketing expenses to increase in absolute dollars in the future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for executive officers, administrative and support activities including payroll administration, worker's compensation and general liability insurance, accounting and finance, legal, tax, human resources and transaction processing.

    STOCK COMPENSATION AND WARRANT CHARGES. Stock options have been granted with exercise prices that were less than the estimated fair value of the Company's common stock. Compensation cost associated with these options is the difference between the fair value of the stock and the exercise price.

    In consideration for entering into certain long-term reseller agreements, the Company granted to the customers vested warrants to purchase 55,000 shares of the Company's common stock at the market value of the Company's stock on the dates the warrants were granted The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

    INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxable income. Accordingly, we have not recorded any benefit related to these losses. We are no longer to be included in Brooktrout's consolidated income tax filings; we do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history. We expect to continually evaluate the recoverability of net loss carryforwards.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

    GROSS REVENUE. Gross revenue for the three and six months ended March 31, 2000 was $4,003,000 and $7,155,000, compared to $327,000 and $391,000 for the same three and six month period in fiscal year 1999, which represented increases of $3,676,000 and $6,764,000, respectively. These increases are attributable to the comparatively low level of revenue during the first six months in fiscal 1999. We recognized our first sale in the quarter ended December 31, 1998 after our product successfully completed beta testing, and commenced commercial operations and the general release of our products in February 1999.

    SALES DISCOUNT--WARRANTS. During the three months ended March 31, 2000, the Company recognized $439,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during the three months ended March 31, 2000, no such sales discounts were recorded in any prior fiscal periods.

    COST OF REVENUE. Cost of revenue was $2,193,000 and $3,962,000, or approximately 55% of gross revenue, for the three and six months ended
March 31, 2000, compared to $276,000 and $312,000 for the three and six months ended March 31, 1999. The significantly higher cost of revenue in the fiscal periods of 2000 is due to the increased revenue volume.

    GROSS PROFIT. Gross profit on gross revenue was $1,810,000 and $3,193,000, and gross profit percentage on gross revenue was approximately 45%, for the three months and six months ended March 31, 2000, compared to gross profit of $51,000 and $79,000 for the three and six months ended March 31, 2000. This increases were due to the substantially greater revenue recognized during the fiscal periods of 2000.

                           Page 10 of 23 Total Pages

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 70% and 49% to $1,940,000 and $3,592,000, respectively, during the three months and six months ended March 31, 2000 from $1,139,000 and $2,412,000 for the three and six months ended March 31, 1999. These increases were due primarily to increases in payroll related expenses from growth in the number of engineering employees from year-to-year, and to significantly increased consulting expenses for specific development projects during the three and six months of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three and six months ended March 31, 2000 were $2,304,000 and $4,394,000, compared to $576,000 and $922,000 for the three and six months ended December 31, 1998, which represented increases of $1,728,000 and $3,472,000, respectively. These increases were due primarily to payroll-related expenses, travel, advertising/marketing and trade show expenses associated with the build-up in sales and marketing staff and activities, as well as expenses relating to the implementation of internal Year 2000 compliant systems.

    STOCK COMPENSATION AND WARRANT CHARGES. In prior periods, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs increased to $286,000 and $703,000 for the three and six months ended March 31, 2000, from $62,000 and $94,000 for the three and six months ended March 31, 2000, as the compensation cost is being charged to expenses over the option vesting period.

    During the three months ended March 31, 2000, the Company recognized $849,000 in warrant charges related to certain long-term reseller agreements. Since the equipment purchase contracts containing the warrant grant provisions were executed during the three months ended March 31, 2000, no such charges were recorded in any prior fiscal periods.

    INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and the losses associated with the Company have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these prior losses. We have not recognized any benefit in the current quarter for the losses generated for the three and six months ended March 31, 2000 as we believe that it is more likely than not that such benefits will not be recoverable. We will continually evaluate the recoverability of net loss carryforwards.

    NET LOSS. Net losses for the three and six months ended March 31, 2000 were $3,852,000 and $6,398,000 compared to net losses of $1,726,000 and $3,349,000 for the three and six months ended March 31, 2000, which represented increases of $2,126,000 and $3,049,000, respectively. These increased net losses are due primarily to the increases in operating expenses, stock compensation and warrant-related charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the three and six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

    Cash decreased by $11,216,000 to $10,011,000 at March 31, 2000 from
$21,227,000 at September 30, 1999. The decrease in cash is due primarily to a $4,309,000 increase in accounts receivable, a $1,464,000 increase in inventory, and the net loss for the six months ended March 31, 2000 of $6,398,000.

    The increase in accounts receivable was due to substantially higher gross revenue billings during the first six months of fiscal 2000, while the increase in inventory was due to the expectation of increased

                           Page 11 of 23 Total Pages
shipment volumes during subsequent quarters. For the six months ended March 31, 2000 and 1999, we purchased fixed assets of approximately $954,000 and $419,000, respectively. We currently have no material commitments for additional capital expenditures.

    We believe that the remaining net proceeds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least until September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms that we believe are attractive, or at all. If we fail to raise capital when needed, it could harm our business, operating results and financial condition. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

    We do not believe that inflation has had a significant effect on our operations to date.

                           Page 12 of 23 Total Pages

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS QUARTERLY REPORT. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

    We have accumulated losses of approximately $22.2 million since inception in October 1996 through March 31, 2000 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended
September 30, 1999 and approximately $6.4 million for the first six months of fiscal 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

                           Page 13 of 23 Total Pages

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

FAILURE TO ADEQUATELY DEVELOP OUR SALES CHANNELS COULD CAUSE OUR REVENUE TO DECLINE

    We sell our products directly through our sales force and indirectly through original equipment manufacturers, value added resellers and system integrators. Our failure to adequately develop these sales channels may cause our revenue to decline and, thus, have a material adverse effect on our business, financial condition and results of operations. We are currently continuing to develop these sales channels and expect to expend significant resources in this area. As of May 10, 2000, we had a total of 21 employees responsible for direct sales, marketing and sales engineering in the United States and international markets. To the extent we are able to enter into agreements with additional original equipment manufacturers, value added resellers or systems integrators, the amount and timing of resources which they devote to the sale of our products may not be within our control, and they may not perform their obligations as expected.

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

                           Page 14 of 23 Total Pages

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

                           Page 15 of 23 Total Pages

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

                           Page 16 of 23 Total Pages

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY PREVENT US FROM RETAINING OUR COMPETITIVE ADVANTAGE

    Our success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign

                           Page 17 of 23 Total Pages
countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

CONTROL BY BROOKTROUT MAY LIMIT STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL

    At March 31, 2000, Brooktrout owned approximately 56% of the outstanding shares of common stock. Accordingly, Brooktrout will be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

                           Page 18 of 23 Total Pages

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL

    The market price of our common stock could fall as a result of future sales of a large number of shares of our common stock in the public market. As of May 10, 2000, we had approximately 10,848,148 shares of common stock outstanding, of which approximately 3,973,388 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates. The remaining 6,847,760 shares of common stock held by existing stockholders and 247,070 shares subject to outstanding options vested as of May 10, 2000, of which 170,234 shares will be restricted securities and may only be sold in the public market if registered or if they qualify for an exemption from registration under the Securities Act and 76,836 shares are freely transferable without restriction or registration under the Securities Act of 1933. As of March 23, 2000, under specified circumstances and subject to customary conditions, Brooktrout has the right, with respect to 6,075,000 shares of common stock, to require us to register its shares of common stock under the Securities Act, and Brooktrout will have rights to participate in any future registrations of securities by us.

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

                           Page 19 of 23 Total Pages

WE DO NOT INTEND TO PAY DIVIDENDS

    To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our earnings for future growth and development of our business and, therefore, do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. Our operating activities expose us to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At March 31, 2000, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. At March 31, 2000, we had no short-term or long-term debt obligations.

                           Page 20 of 23 Total Pages

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) The Company completed its IPO in September 1999. The IPO was made pursuant to a registration statement on Form S-1, originally filed with the Securities and Exchange Commission on June 18, 1999, as amended (Commission File No. 333-81071), which was declared effective on September 23, 1999. The IPO commenced on September 24, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered shares of common stock.

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

    The Company incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions......................  $1.68 million
Other expenses..............................................   1.53 million
                                                              -------------
Total expenses..............................................  $3.21 million
                                                              =============

    After deducting the expenses set forth above, the Company received $20,790,000 in net proceeds for the IPO. From the period commencing on September 23, 1999 through March 31, 2000, the Company has used approximately $11.2 million of the net proceeds, of which approximately $10.5 million was used to fund operating activities including the net loss for the second fiscal quarter of 2000, and approximately $950,000 which was used to purchase equipment.

(b) Recent Sales of Unregistered Securities

    (1) In January 2000, the Company granted a warrant to purchase 50,000 shares of the common stock to a customer at an exercise price of $18.75 per share in reliance upon the exemption from registration under
       Section 4(a) of the Securities Act of 1933. The warrant can be exercised, subject to certain conditions, from January 27, 2001 through January 27, 2005.

    (2) In February 2000, the Company granted a warrant to purchase 5,000 shares of the common stock to a customer at an exercise price of $21.25 per share in reliance upon the exemption from registration under
       Section 4(a) of the Securities Act of 1933. The warrant can be exercised, subject to certain conditions, from February 2, 2001 through February 2, 2005.

                           Page 21 of 23 Total Pages

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  3.1  The Amended and Restated Certificate of Incorporation of the
       Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1999
       ("10-K").
  3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the 10-K.
*10.1 Product Reseller Agreement, dated February 1, 2000, by and between Interspeed and Cabletron Systems, Inc..
*10.2 Letter Agreement, dated as of February 8, 2000, by and between the Company and Solunet, Inc.
 27.1  Financial Data Schedule

* Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K during the quarter ended March 31, 2000. The registrant filed no Reports on Form 8-K during the quarter ended March 31, 2000.

                           Page 22 of 23 Total Pages

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INTERSPEED, INC.

Dated: May 15, 2000                                    By:  /s/  Stephen A. Ide
                                                            ------------------------------------
                                                            Stephen A. Ide
                                                            President
                                                            (Principal Executive Officer)

Dated: May 15, 2000                                    By:  /s/ William J. Burke
                                                            ------------------------------------
                                                            William J. Burke
                                                            Chief Financial Officer, Senior Vice
                                                            President-Finance, and Treasurer
                                                            (Principal Financial Officer)

                           Page 23 of 23 Total Pages