Form 10-Q
period 2000-06-30
INTERSPEED INC
filed 2000-08-07
CIK 1088755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27401

                            ------------------------

                                INTERSPEED, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-333365
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

            39 HIGH STREET
     NORTH ANDOVER, MASSACHUSETTS                             01845
    (Address of principal executive                         (zip code)
               offices)

                                 (978) 688-6164
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2000, 10,958,904 shares of $0.01 par value common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     PAGE
                                                                   --------
1.   Condensed Balance Sheets as of June 30, 2000 (unaudited) and
     September 30, 1999..........................................       3

2.   Condensed Statements of Operations (unaudited) for the three
     and nine months ended June 30, 2000 and 1999................       4

3.   Condensed Statements of Cash Flows (unaudited) for the nine months ended
     June 30, 2000 and 1999......................................       5

4.   Notes to Condensed Financial Statements.....................     6-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................    9-20

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...      20

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................      21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................      21

SIGNATURE PAGE........................................................      22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INTERSPEED, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
Cash........................................................    $ 6,426        $21,227
  Accounts receivable, net..................................     10,233            808
  Inventory.................................................      3,284          2,445
  Prepaid expenses and other................................        244            168
                                                                -------        -------
  Total current assets......................................     20,187         24,648
  Property and equipment, net...............................      1,972          1,178
  Other assets..............................................         --             54
                                                                -------        -------
    Total assets............................................    $22,159        $25,880
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 4,350        $ 2,789
  Accrued expenses..........................................      1,418            662
  Short-term note payable--due Brooktrout...................         --            129
  Deferred revenue..........................................         44             26
                                                                -------        -------
  Total current liabilities.................................      5,812          3,606
  Deferred rent.............................................        154            104
Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,950,578, and 10,702,658 shares issued and
    outstanding.............................................        110            107
  Additional paid-in capital................................     43,607         41,995
  Accumulated deficit.......................................    (24,405)       (15,825)
  Deferred compensation.....................................     (3,119)        (4,107)
                                                                -------        -------
    Total stockholders' equity..............................     16,193         22,170
                                                                -------        -------
    Total liabilities and stockholders' equity..............    $22,159        $25,880
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

                                INTERSPEED, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS           NINE MONTHS
                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
Revenue before sales discounts--warrants.................  $ 7,007    $   950    $14,162    $ 1,341
Sales discounts--warrants................................       --         --       (439)        --
                                                           -------    -------    -------    -------
Net revenue..............................................    7,007        950     13,723      1,341
Cost of revenue..........................................    4,596        514      8,558        826
                                                           -------    -------    -------    -------
Gross profit.............................................    2,411        436      5,165        515
Operating expenses:
Research and development.................................    1,793      1,335      5,385      3,747
Selling, general and administrative......................    2,626        976      7,020      1,898
Stock compensation and warrant charges...................      285      1,850      1,837      1,944
                                                           -------    -------    -------    -------
Loss from operations.....................................   (2,293)    (3,725)    (9,077)    (7,074)
Interest income..........................................      111         --        497         --
                                                           -------    -------    -------    -------
Loss before income taxes.................................   (2,182)    (3,725)    (8,580)    (7,074)
Income tax expense.......................................       --         --         --         --
                                                           -------    -------    -------    -------
Net loss.................................................  $(2,182)   $(3,725)   $(8,580)   $(7,074)
                                                           =======    =======    =======    =======
Net loss per share-basic and diluted.....................  $ (0.20)   $ (0.47)   $ (0.79)   $ (0.88)
                                                           =======    =======    =======    =======
Shares used to compute net loss per share--basic and
  diluted................................................   10,891      8,001     10,793      8,001
                                                           =======    =======    =======    =======

                  See notes to condensed financial statements.

                                INTERSPEED, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
Net loss....................................................  $(8,580)   $(7,074)
  Adjustments to reconcile net loss to cash used by
  operating activities:
    Depreciation and amortization...........................      619        212
    Amortization of stock compensation and warrant
      charges...............................................     1864      1,944
    Sales discounts--warrants                                     439         --
  Increase (decrease) in cash from:
    Accounts receivable.....................................   (9,425)    (1,302)
    Inventory...............................................     (839)      (235)
    Prepaid expenses and other..............................      (22)       (91)
    Deferred offering costs.................................       --       (463)
    Accounts payable........................................    1,561      1,164
    Accrued expenses........................................      756        487
    Payable to Brooktrout...................................     (129)        --
    Deferred revenue........................................       17         39
    Deferred rent...........................................       50         60
                                                              -------    -------
Net cash used for operating activities......................  (13,689)    (5,259)
                                                              -------    -------
Cash flows used for investing activities:
Purchases of property and equipment.........................   (1,413)      (588)
                                                              =======    =======
Cash flows from financing activities:
Proceeds from the issuance of common stock..................      301          2
Proceeds from long-term debt-due Brooktrout                        --      5,849
                                                              -------    -------
Net cash provided by financing activities...................      301      5,851
                                                              -------    -------
Net decrease in cash........................................  (14,801)         4
Cash, beginning of period...................................   21,227        132
                                                              -------    -------
Cash, end of period.........................................  $ 6,426    $   136
                                                              =======    =======

                  See notes to condensed financial statements.

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

NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by 804,000, 957,000, 1,233,000, and 1,205,000 for the three and nine months ended June 30, 2000 and 1999, respectively.

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

CONCENTRATIONS OF CREDIT RISK

    Until the three months ended June 30, 2000, the Company's activities had been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At June 30, 2000, approximately 92% of accounts receivable were comprised of balances due from three customers and approximately 67% of accounts receivable were denominated in a foreign currency.

    The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

                                INTERSPEED, INC.

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

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SAB No. 101 on the financial statements.

INVENTORY

    Inventory consisted of the following (in thousands):

                                                         JUNE 30,   SEPTEMBER 30,
                                                           2000         1999
                                                         --------   -------------
Raw material...........................................   $1,397       $1,622
Work in process........................................      140            5
Finished goods.........................................    1,747          818
                                                          ------       ------
      Total............................................   $3,284       $2,445
                                                          ======       ======

SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

    The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months and nine months ended June 30, 2000, gross sales to customers in the United States amounted to $400,000 and $7,200,000, and export sales for the same periods amounted to $6,600,000 and $6,900,000, respectively. For the three months ended June 30, 2000, one international customer accounted for approximately 92% of gross revenue. For the nine months ended June 30, 2000, three customers, two domestic and one international, accounted for approximately 15%, 25% and 46% of gross revenues, respectively.

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

    The Company and Brooktrout entered into a Transition Services Agreement (the "Agreement") which expired on December 31, 1999. The Agreement outlined certain services that would continue to be performed on behalf of the Company by Brooktrout through December 31, 1999. The Agreement required that these services be phased out over a period beginning on October 1999 to December 1999. The services

                                INTERSPEED, INC.

included payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services were on an "as used" basis and were included in the Agreement. During the three and nine months ended June 30, 2000 and 1999, fees for these services totaled $0, $43,000, $469,000 and $1,102,000, respectively

WARRANTS

    During the three months ended March 31, 2000, in consideration for entering into certain long-term reseller agreements, the Company granted to the customers vested warrants to purchase 55,000 shares of the Company's common stock at the market price of the Company's common stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

    The Company, during the three months ended March 31, 2000, also granted to the customers warrants to purchase up to 150,000 shares of the Company's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The Company is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of the customers' sales to date to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DOCUMENT CONTAINS CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LEGISLATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. SOME OF THE FACTORS DESCRIBED UNDER "RISK FACTORS" MAY RESULT IN THESE DIFFERENCES. THE READER SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

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

    SALES DISCOUNTS--WARRANTS. We have granted to the customers warrants to purchase up to 150,000 shares our common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements, with an exercise price equal to the fair market value of the common stock at the time of vesting. We are accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, we are recording a sales discount based on the relationship of the customers' sales to date to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest.

    COST OF REVENUE. Cost of revenue consists of direct product costs such as standard parts and components for our products and the cost of third party products purchased for resale, salaries and employee benefits for manufacturing personnel and overhead such as equipment and facility costs.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for executive officers, administrative and support activities including payroll administration, workers' compensation and general liability insurance, accounting and finance, legal, tax, human resources and transaction processing.

    STOCK COMPENSATION AND WARRANT CHARGES. Stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with these options is the difference between the fair value of the stock and the exercise price.

    In consideration for entering into certain long-term reseller agreements, we granted to the customers vested warrants to purchase 55,000 shares of our common stock at the market value of our stock on the dates the warrants were granted The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of our common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

    INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxable income. Accordingly, we have not recognized any benefit related to these losses. We are no longer to be included in Brooktrout's consolidated income tax filings. We do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history. We expect to continually evaluate the recoverability of net loss carryforwards.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

    GROSS REVENUE. Gross revenue for the three and nine months ended June 30, 2000 was $7,007,000 and $14,162,000, compared to $950,000 and $1,341,000 for the same three and nine month periods in fiscal year 1999, which represented increases of $6,057,000 and $12,821,000, respectively. These increases are attributable to increased revenue shipments during the fiscal periods of 2000, including the sale of a significantly higher proportion of third-party equipment during the three months ended June 30, 2000, versus the comparatively low level of revenue during the first nine months in fiscal 1999. For the three months ended June 30, 2000, one international customer accounted for approximately 92% of gross revenue. We recognized our first sale in the quarter ended
December 31, 1998 after our product successfully completed beta testing, and commenced commercial operations and the general release of our products in February 1999. We believe that the proportion of third-party equipment of revenue in future fiscal periods will revert to the lower levels recognized during the fiscal periods prior to the three months ended June 30, 2000.

    SALES DISCOUNTS--WARRANTS. During the nine months ended June 30, 2000, we recognized $439,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during fiscal year 2000, no such sales discounts were recorded in the prior fiscal year.

    COST OF REVENUE. Cost of revenue was $4,596,000 and $8,558,000, or approximately 66% and 60% of gross revenue, for the three and nine months ended June 30, 2000, compared to $514,000 and $826,000 for the three and nine months ended June 30, 1999. The significantly higher cost of revenue in the fiscal periods of 2000 is due to the increased revenue volume, including substantial sales of third party products at relatively low margin.

    GROSS PROFIT. Gross profit was $2,411,000 and $5,165,000, and gross profit percentage on gross revenue was approximately 34% and 36%, for the three months and nine months ended June 30, 2000, compared to gross profit of $436,000 and $515,000 for the three and nine months ended June 30, 1999. These increases in gross profit were due to the substantially greater revenue recognized during the fiscal periods of 2000. Gross profit percentage for the three and nine months ended June 30, 2000 declined from prior fiscal periods in fiscal year 2000 due to unfavorable product mix and the non-recurring sale of lower margin third-party equipment during the three months ended June 30, 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 34% and 44% to $1,793,000 and $5,385,000, respectively, during the three months and nine months ended June 30, 2000 from $1,335,000 and $3,747,000 for the three and nine months ended June 30, 1999. These increases were due primarily to increases in payroll-related expenses from the year-to-year growth in the number of engineering employees, and to third-party consulting expenses for specific development projects during the three and nine months of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three and nine months ended June 30, 2000 were $2,626,000 and $7,020,000, compared to $976,000 and $1,898,000 for the three and nine months ended June 30, 1999, increases of $1,650,000 and $5,122,000, respectively. These increases were due primarily to payroll-related expenses, travel, advertising/marketing and trade show expenses associated with the build-up in sales and marketing staff and activities, as well as expenses relating to the implementation of internal Year 2000 compliant systems.

    STOCK COMPENSATION AND WARRANT CHARGES. In prior fiscal years, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs were $285,000 and $988,000 for the three and nine months ended June 30, 2000, as compared to $1,850,000 and $1,944,000 for the three and nine months ended June 30, 1999, as the compensation cost is being charged to expenses over the option vesting period.

    During the nine months ended June 30, 2000, we recognized $849,000 in warrant charges related to certain long-term reseller agreements. Since the equipment purchase contracts containing the warrant grant provisions were executed during fiscal year 2000, no such charges were recorded in fiscal year 1999.

    INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and the losses associated with the Company have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these prior losses. We have not recognized any for the losses generated for the three and nine months ended June 30, 2000 as we believe that it is more likely than not that such benefits will not be recoverable. We will continue to evaluate the recoverability of net loss carryforwards.

    NET LOSS. Net losses for the three and nine months ended June 30, 2000 were $2,182,000 and $8,580,000 compared to net losses of $3,725,000 and $7,074,000 for the three and nine months ended June 30, 1999. The increased net loss for the nine months ended June 30, 2000 is due primarily to the increases in operating expenses, and warrant-related charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

    Cash decreased by $14,801,000 to $6,426,000 at June 30, 2000 from
$21,227,000 at September 30, 1999. The decrease in cash is due primarily to a $9,425,000 increase in accounts receivable, an $839,000 increase in inventory, and the net loss for the nine months ended June 30, 2000, being partially offset by non-cash operating charges and a net increase in current liabilities.

    The increase in accounts receivable was due to substantially higher gross revenue billings during the first nine months of fiscal 2000, while the increase in inventory was due to the expectation of increased shipment volumes during subsequent quarters. For the nine months ended June 30, 2000 and 1999, we purchased fixed assets of approximately $1,413,000 and $588,000, respectively. We currently have no material commitments for additional capital expenditures.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

    We have accumulated losses of approximately $24.4 million since inception in October 1996 through June 30, 2000 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended September 30, 1999 and approximately $8.6 million for the nine months ended June 30, 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE

    The loss of any of our significant customers could cause our revenue to decline and thus have a material adverse effect on our business, financial condition and results of operations. Our products became generally available in February 1999 and to date we have only sold products to a limited number of customers. Unless and until we diversify and expand our customer base, our future success will significantly depend upon a limited number of customers. During the three months ended June 30, 2000, one international customer accounted for approximately 92% of gross revenue.

FAILURE TO ADEQUATELY DEVELOP OUR SALES CHANNELS COULD CAUSE OUR REVENUE TO
  DECLINE

    We sell our products directly through our sales force and indirectly through original equipment manufacturers, value added resellers and system integrators. Our failure to adequately develop these sales channels may cause our revenue to decline and, thus, have a material adverse effect on our business, financial condition and results of operations. We are currently continuing to develop these sales channels and expect to expend significant resources in this area. As of July 31, 2000, we had a total of 24 employees responsible for direct sales, marketing and sales engineering in the United States and international markets. To the extent we are able to enter into agreements with additional original equipment manufacturers, value added resellers or systems integrators, the amount and timing of resources which they devote to the sale of our products may not be within our control, and they may not perform their obligations as expected.

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

INTENSE COMPETITION IN THE MARKET FOR HIGH SPEED DATA ACCESS EQUIPMENT MAY
  PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

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

    - possible foreign currency exchange risk and conversion issues;

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

CONTROL BY BROOKTROUT MAY LIMIT STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME
  OF MATTERS REQUIRING STOCKHOLDER APPROVAL

    At June 30, 2000, Brooktrout owned approximately 56% of the outstanding shares of common stock. Accordingly, Brooktrout will be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE
  OUR STOCK PRICE TO FALL

    The market price of our common stock could fall as a result of future sales of a large number of shares of our common stock in the public market. As of July 31, 2000, we had approximately 10,958,904 shares of common stock outstanding, of which approximately 4,003,311 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates. The remaining 6,955,593 shares of common stock held by existing stockholders and 141,735 shares subject to outstanding options vested as of July 31, 2000 are restricted securities and may only be sold in the public market if registered or if they qualify for an exemption from registration under the Securities Act; 122,326 shares subject to outstanding options vested as of July 31, 2000 are freely transferable without restriction or registration under the Securities Act of 1933. Under specified circumstances and subject to customary conditions, Brooktrout has the right, with respect to 6,075,000 shares of common stock, to require us to register its shares of common stock under the Securities Act, and Brooktrout will have rights to participate in any future registrations of securities by us.

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

    At June 30, 2000, approximately 67% of our accounts receivable were denominated in Australian dollars due to the sale of product to a foreign customer during the three months ended June 30, 2000. We are not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. At June 30, 2000, we had no outstanding foreign currency exchange contracts, and no short-term or long-term debt obligations.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) We completed our IPO in September 1999. The IPO was made pursuant to a registration statement on Form S-1, originally filed with the Securities and Exchange Commission on June 18, 1999, as amended (Commission File
No. 333-81071), which was declared effective on September 23, 1999. The IPO commenced on September 24, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered shares of common stock. The shares of common stock sold in the IPO were offered for sale by a syndicate of underwriters represented by U.S. Bancorp Piper Jaffray, Warburg Dillon Read LLC, Tucker Anthony Cleary Gull and DLJdirect Inc. We registered an aggregate of 3,500,000 shares of common stock (including 1,500,000 sold by Brooktrout as a selling shareholder) in the IPO at a per share price of $12.00, for an aggregate offering price of $42,000,000. As of the date of the filing of this report, 3,925,000 registered shares (including 425,000 shares previously owned by Brooktrout that were sold upon the exercise of the underwriters' overallotment option) have been sold at an aggregate offering price of $47,100,000. Of the 3,925,000 shares sold in the IPO, 2,000,000 shares were registered for our account. We incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions......................  $1.68 million
Other expenses..............................................   1.53 million
                                                              -------------
Total expenses..............................................  $3.21 million

    After deducting the expenses set forth above, we received $20,790,000 in net proceeds for the IPO. From the period commencing on September 23, 1999 through June 30, 2000, we have used approximately $14.8 million of the net proceeds, of which approximately $13.7 million was used to fund operating activities including the net loss for the three months ended June 30, 2000, and approximately $1.4 million which was used to purchase equipment.

    (b) Recent Sales of Unregistered Securities

    (1) In January 2000, we granted a warrant to purchase 50,000 shares of the common stock to a customer at an exercise price of $18.75 per share in reliance upon the exemption from registration under Section 4(a) of the Securities Act of 1933.

    (2) In February 2000, we granted a warrant to purchase 5,000 shares of the common stock to a customer at an exercise price of $21.25 per share in reliance upon the exemption from registration under Section 4(a) of the Securities Act of 1933.

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

27.1 Financial Data Schedule

(b) Reports on Form 8-K during the quarter ended June 30, 2000. The registrant filed no Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INTERSPEED, INC.

                                                       By:              /s/ STEPHEN A. IDE
                                                            -----------------------------------------
                                                                          Stephen A. Ide
                                                                            PRESIDENT
Dated: August 4, 2000                                             (Principal Executive Officer)

                                                       By:             /s/ WILLIAM J. BURKE
                                                            -----------------------------------------
                                                                         William J. Burke
                                                               CHIEF FINANCIAL OFFICER, SENIOR VICE
                                                                 PRESIDENT-FINANCE, AND TREASURER
Dated: August 4, 2000                                             (Principal Financial Officer)