Form 10-Q/A
period 1999-12-31
INTERSPEED INC
filed 2000-11-29
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ------------
                                   FORM 10-Q/A
                                   ------------

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

                         COMMISSION FILE NUMBER 0-27401

                            ------------------------

                                INTERSPEED, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        04-3333365
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          39 HIGH STREET                                        01845
     NORTH ANDOVER, MASSACHUSETTS                             (Zip Code)
Address of Principal Executive Offices)

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


                                EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed by the Registrant on February 14, 2000, and is being filed to reflect the restatement of the Registrant's condensed financial statements (see Note L to the condensed financial statements).


                            Page 1 of 25 Total Pages
                       (Exhibit Index appears on Page 24)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                                                                                        PAGE
                                                                                                        ----
1. Unaudited Condensed Balance Sheets as of December 31, 1999 and September 30, 1999                     3

2. Unaudited Condensed Statements of Operations
   for the three months ended December 31, 1999 and 1998                                                 4

3. Unaudited Condensed Statements of Cash Flows for the three months ended
   December 31, 1999 and 1998                                                                            5

4. Notes to Unaudited Condensed Financial Statements                                                   6-8

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                      9-22
               CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                22


PART II.       OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                                23

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                         24

SIGNATURE PAGE                                                                                          25


                            Page 2 of 25 Total Pages

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INTERSPEED, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                      December 31,      September 30,
                                                                                          1999              1999
                                                                                     --------------    ---------------
                                                                                     (As Restated,
                                                                                     See Note L)
Assets
Current assets:
Cash............................................................................    $    14,634         $    21,227
Accounts receivable, net........................................................          2,014                 808
Inventory.......................................................................          3,072               2,445
Inventory consigned to others...................................................            513                  --
Receivable from Brooktrout......................................................             90                  --
Prepaid expenses and other......................................................            476                 168
                                                                                    -----------         -----------

Total current assets............................................................         20,799              24,648
Property and equipment, net.....................................................          1,501               1,178
Other assets....................................................................              5                  54
                                                                                    -----------         -----------

Total assets....................................................................    $    22,305         $    25,880
                                                                                    ===========         ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable................................................................    $     1,858         $     2,789
Accrued expenses................................................................            913                 662
Short-term note payable - due Brooktrout........................................             --                 129
Deferred revenue................................................................             13                  26
                                                                                    -----------         -----------
Total current liabilities.......................................................          2,784               3,606
Deferred rent...................................................................            127                 104
Contingencies (Note K) .........................................................
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized,
   10,707,132 and 10,684,526 shares issued and outstanding......................            107                 107
Additional paid-in capital......................................................         41,995              41,995
Accumulated deficit.............................................................       (19,018)             (15,825)
Deferred compensation...........................................................        (3,690)              (4,107)
                                                                                    -----------         -----------

Total stockholders' equity......................................................         19,394              22,170
                                                                                    -----------         -----------

Total liabilities and stockholders' equity .....................................    $    22,305         $    25,880
                                                                                    ===========         ===========


      The Condensed Balance Sheet as of September 30, 1999 has been derived from the Company's audited Balance Sheet as of that date.

                  See notes to condensed financial statements.

                            Page 3 of 25 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                                   THREE MONTHS
                                                                ENDED DECEMBER 31,
                                                              1999              1998
                                                             ------------------------
                                                            (As Restated,
                                                             See Note L)
Revenue                                                       $   1,992  $        64

Cost of revenue                                                   1,256           36
                                                              ---------    ---------

Gross profit                                                        736           28

Operating expenses:

Research and development                                          1,652        1,273
Selling, general and administrative                               2,090          346
Stock compensation                                                  417           32
                                                              ---------    ---------

Loss from operations                                             (3,423)      (1,623)
Interest income                                                     230           --
                                                              ---------    ---------

Loss before income taxes                                         (3,193)      (1,623)
Income tax expense                                                   --           --
                                                              ---------    ---------

Net loss                                                      $  (3,193)   $  (1,623)
                                                              =========    =========

Net loss per share-basic and diluted                          $   (0.30)   $   (0.20)
                                                              =========    =========

Shares used to compute net loss per
Share - basic and diluted                                        10,706        8,000
                                                              =========    =========




                  See notes to condensed financial statements.

                            Page 4 of 25 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                Three months ended
                                                                                  December 31,
                                                                           1999                     1998
                                                                        ------------------------------------
                                                                        (As Restated,
                                                                          See Note L)
Cash flows from operating activities:
Net loss........................................................           (3,193)                 (1,623)
  Adjustments to reconcile net loss to cash used by
  operating activities:
     Depreciation and amortization .............................              146                      39
     Amortization of stock compensation.........................              417                      32
     Increase (decrease) in cash from:
     Accounts receivable........................................           (1,206)                    (64)
     Receivable from Brooktrout.................................              (90)                     --
     Inventory..................................................           (1,140)                    (23)
     Prepaid expenses and other.................................             (259)                     14
     Accounts payable...........................................             (931)                    (83)
     Accrued expenses...........................................              251                     226
     Payable to Brooktrout......................................             (129)                     --
     Deferred revenue...........................................              (13)                     --
     Deferred rent..............................................               23                      --
                                                                       ----------            ------------

Net cash used for operating activities..........................           (6,124)                 (1,482)
                                                                       ----------            ------------

Cash flows used for investing activities:
Purchases of property and equipment.............................             (469)                    (15)
                                                                       ----------            ------------

Cash flows from financing activities:
Proceeds from long term debt-due Brooktrout.....................               --                   1,491
                                                                       ----------            ------------

Net decrease in cash............................................           (6,593)                     (6)

Cash, beginning of period.......................................           21,227                     132
                                                                       ----------            ------------

Cash, end of period.............................................       $   14,634          $          126
                                                                       ==========          ==============



                  See notes to condensed financial statements.

                            Page 5 of 25 Total Pages

                                INTERSPEED, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

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

Subsequent to December 31, 1999, the Company has continued to use significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. The Company is taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc. ("Brooktrout"), agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. The Company has engaged Broadview International, LLC, a global merger and acquisition advisor, to assist with the review of strategic alternatives, including a possible sale of the Company. If the Company is unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from operations, the Company may be required to significantly curtail operations or cease doing business as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the condensed financial statements.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of fiscal 2001. Management is currently evaluating the effect of adopting SAB No. 101.

C. NET LOSS PER SHARE

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

D. INCOME TAXES

The Company's quarterly effective tax rate is based on the estimated tax rate for the fiscal year.

E. COMPREHENSIVE INCOME

There was no difference between the Company's net loss and its total comprehensive loss for any of the periods presented.

F. SEGMENT INFORMATION

The Company currently operates in one business segment: designing, developing and marketing advanced communications products which enable service providers to deliver high speed data access to small and medium sized businesses, multi-tenant units ("MTUs"), and other organizations.

                            Page 6 of 25 Total Pages

G. CONCENTRATIONS

To date, the Company's activities have been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 1999, approximately 84% of the receivable balance was comprised of balances due from one customer.

The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

H. INVENTORY

Inventory consisted of the following (in thousands):



                                                                December 31,       September 30,
                                                                   1999                1999
                                                               -------------       --------------
Raw material................................................    $  2,253             $  1,622
Work in process.............................................          --                    5
Finished goods..............................................         819                  818
                                                                -----------------------------

Total.......................................................    $  3,072             $  2,445
                                                                =============================
Inventory on consignment (see Note L).......................    $    513             $      0
                                                                =============================





I. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months ended December 31, 1999, sales to United States customers amounted to $1,807,000 and export sales amounted to $185,000. One customer accounted for approximately 85% of revenue for the three months ended December 31, 1999.

J. RELATED PARTY TRANSACTIONS

From its inception through the completion of its initial public offering on September 24, 1999 ("IPO"), the Company's operations were funded through contributions of capital and loans from Brooktrout, its parent company. At September 24, 1999, in connection with the Company's IPO, Brooktrout contributed $13,598,000, the majority of the outstanding note balance, to the capital of the Company.

The Company and Brooktrout entered into a Transition Services Agreement (the "Agreement") which expired on December 31, 1999. The Agreement outlined certain services that would continue to be performed on behalf of the Company by Brooktrout through December 31, 1999. The Agreement required that these services be phased out over a period beginning on October 1999 to December 1999. The services included payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services were on an "as used" basis and were specified in the Agreement.
During the three months ended December 31, 1999, fees for services totaled $43,000.

                            Page 7 of 25 Total Pages

K. CONTINGENCIES

Subsequent to the issuance of the Company's unaudited condensed financial statements as of and for the three months ended December 31, 1999, certain shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts against the Company and certain other parties, including certain former officers and directors of the Company. The claims in the litigation include allegations that the Company, and certain of its former directors and officers, made false or misleading statements regarding the Company's financial results for each of the prior quarters in the fiscal year ended September 30, 2000. The Company is currently reviewing the allegations in those lawsuits.

L. RESTATEMENT

Subsequent to the issuance of the Company's unaudited condensed financial statements as of and for the three months ended December 31, 1999, the Company's management has determined that revenue from a transaction with a reseller was incorrectly recognized. The accompanying unaudited financial statements have been restated to reflect the transaction as a consignment of inventory rather than a sale. A summary of the significant effects of the restatement is as follows:



                                                            As Previously
In thousands, except per share amounts                        Reported          As Restated
--------------------------------------------------------------------------------------------
For the three months ended December 31, 1999:
     Revenue ................................               $  3,152             $  1,992
     Cost of revenue ........................                  1,769                1,256
     Net loss ...............................                 (2,546)              (3,193)
     Net loss per share - basic and diluted .                  (0.24)               (0.30)
As of December 31, 1999:
     Accounts receivable, net ...............                  3,174                2,014
     Inventory  consigned to others .........                     --                  513
     Accumulated deficit ....................                (18,371)             (19,018)
--------------------------------------------------------------------------------------------


                            Page 8 of 25 Total Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DOCUMENT CONTAINS CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LEGISLATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS RELATED TO MARKET GROWTH, PRODUCT ACCEPTANCE AND PRODUCT DEMAND, RAPID CHANGES IN TECHNOLOGY, THE IMPACT OF COMPETITION, RISKS RELATED TO THE COMPANY'S FINANCIAL POSITION AND LIQUIDITY, THE IMPACT, IF ANY, OF THE ANNOUNCED RESTATEMENT ON INTERSPEED'S STOCK PRICE, THE OUTCOME OF THE STRATEGIC ALTERNATIVE PROCESS AND THE ABILITY OF THE COMPANY TO CLOSE A STRATEGIC TRANSACTION OR RAISE ADDITIONAL CAPITAL, THE UNCERTAINTIES ASSOCIATED WITH THE RECENTLY FILED LITIGATION, THE EFFECT OF THE RECENTLY ANNOUNCED INTERNAL CONTROLS AND PROCEDURES ON INTERSPEED'S FUTURE OPERATIONS AND PERFORMANCE, THE IMPACT OF SUBSEQUENT MANAGEMENT REVIEWS AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS DESCRIBED UNDER "RISK FACTORS." THE READER SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

As discussed in Note L to the condensed financial statements, the condensed financial statements as of and for the three months ended December 31, 1999 have been restated.

OVERVIEW

REVENUE. Our revenue is generated primarily from sales of our products and related maintenance services to data communications service providers and their customers. Revenue from product sales is recognized when the product has been shipped, the customer's obligation is fixed and collectibility is considered probable. No revenue is recognized on either products shipped on a trial basis or products shipped under consignment type arrangements. Our products generally carry a one year warranty from the date of purchase. We estimate sales returns and warranty costs at the time the product revenue is recognized and an accrual is recorded. Customers may contract for support services over and above that provided by our warranty policy. Revenue from such contracts and from the extended warranty contracts is recognized ratably over the service period. We do not recognize revenue on beta units until beta testing on such units is completed.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, employee benefits, trade shows, public relations, marketing materials, travel and other marketing expenses. Future sales and marketing activities will involve additional costs related to the expansion of the sales and sales engineering organization, product

                            Page 9 of 25 Total Pages
branding, advertising and public relations costs. We expect sales and marketing expenses to increase in absolute dollars in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE. Revenue for the three months ended December 31, 1999 was $1,992,000, compared to $64,000 for the three months ended December 31, 1998. During the first fiscal quarter of 1999, we recognized our first sale after our product successfully completed beta testing; commencement of commercial operations and the general release of our products began in February 1999.

COST OF REVENUE. Cost of revenue was $1,256,000, or approximately 63% of revenue, for the three months ended December 31, 1999, compared to $36,000 for the three months ended December 31, 1998. The significantly higher cost of revenue in the first fiscal quarter of 2000 is due to the increased revenue volume.

GROSS PROFIT. Gross profit was $736,000, and gross profit percentage was approximately 37%, for the three months ended December 31, 1999, compared to gross profit of $28,000 for the three months ended December 31, 1998. This increase was due to the substantially greater revenue recognized in the first fiscal quarter of 2000.

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

STOCK COMPENSATION. In prior periods, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs increased to $417,000 for the three months ended December 31, 1999, from $32,000 for the three months ended December 31, 1998, as the compensation cost is being charged to expense over the option vesting period.

INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and the losses associated with the Company have been used to reduce the group's taxes payable. Brooktrout has not

                            Page 10 of 25 Total Pages
and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these prior losses. We have not recognized any benefit in the current quarter for the losses generated for the three months ended December 31, 1999 as we believe that it is more likely than not that such benefits will not be recoverable. We will continually evaluate the recoverability of net loss carryforwards.

NET LOSS. Net loss for the three months ended December 31, 1999 was $3,193,000 compared to net loss of $1,623,000 for the three months ended December 31, 1998, an increase of $1,570,000. This increase is due primarily to the increases in operating expenses and stock compensation charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the three months ended December 31, 1999.

                            Page 11 of 25 Total Pages

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

Cash decreased by $6,593,000 to $14,634,000 at December 31, 1999 from $21,227,000 at September 30, 1999. The decrease in cash is due primarily to a $1,206,000 increase in accounts receivable, a $1,140,000 increase in inventory, a $931,000 decrease in accounts payable, and a net loss of $3,193,000.

The increase in accounts receivable was due to substantially higher revenue billings during the first quarter of fiscal 2000, while the increase in inventory is due to the increased inventory on consignment to others and the expectation of increased shipment volumes during subsequent quarters. The decrease in accounts payable is due to the effort in establishing more standard payment terms as a newly independent company. For the three months ended December 31, 1999 and 1998, we purchased approximately $469,000 and $15,000 respectively, of fixed assets. We currently have no material commitments for additional capital expenditures.

Subsequent to December 31, 1999, we have used significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. We are taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc., agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. We have engaged Broadview International, LLC, a global merger and acquisition advisor, to assist us with the review of strategic alternatives, including a possible sale of the Company. If we are unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from our operations, we may be required to significantly curtail our operations or cease doing business as a going concern.

In addition, as discussed in Note K to the condensed financial statements, shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts against Interspeed and certain former officers and directors of the Company. While we are currently reviewing the allegations in those lawsuits, the defense or possible settlement of these lawsuits could involve significant expenses.

We do not believe that inflation has had a significant effect on our operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the condensed financial statements.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of fiscal 2001. Management is currently evaluating the effect of adopting SAB No. 101.


                            Page 12 of 25 Total Pages

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

SUPPLIERS. All organizations dealing with the Year 2000 must address the effect this issue will have on their significant business relationships with key third parties. Our significant business relationships that may be

                            Page 13 of 25 Total Pages
adversely impacted by the Year 2000 issue include certain contractual relationships with key suppliers of components for our products and service providers for our internal systems. We continue to work with third parties to understand their ability to continue to provide services and products. If any significant Year 2000 problems are identified with third parties, contingency plans will be developed.

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

                            Page 14 of 25 Total Pages

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS REPORT. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS.

IF CLASS ACTION LAWSUITS RECENTLY FILED AGAINST US ARE DETERMINED OR SETTLED IN A MANNER ADVERSE TO US, IT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION

Shareholder class action suits have been filed against Interspeed, which if determined or settled in a manner adverse to Interspeed could adversely affect our financial condition. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to the disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, its former President and Chief Financial Officer, as well as two of its former Vice Presidents, violated
Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with the Company's historical recognition of its revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated Section 10(b) of 1934 Act. The plaintiffs seek damages in an undisclosed amount. We are currently reviewing the allegations in those lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Interspeed, then such determination or settlements could adversely affect our financial position or results of operations in the period in which the litigation is resolved.

IF WE ARE UNABLE TO COMPLETE A STRATEGIC TRANSACTION, IT MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND OUR ABILITY TO CONTINUE DOING BUSINESS AS A GOING CONCERN.

We have engaged Broadview LLC to assist us with the review of strategic alternatives, including a possible sale of the Company. We are actively considering all of our strategic alternatives, including a sale or merger of the Company, sales of certain of the Company's assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company. At this time, however, we cannot predict the success of any of these alternatives. If we are unable to complete one of the above mentioned strategic transactions or secure additional sources of financing, we may have to significantly curtail our operations or cease doing business as a going concern.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

We have accumulated losses of approximately $19 million since inception in October 1996 through December 31, 1999 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended September 30, 1999 and approximately $3.2 million of the first quarter of fiscal 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

                            Page 15 of 25 Total Pages

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

                            Page 16 of 25 Total Pages

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

                            Page 17 of 25 Total Pages

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

IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS

Our prospects depend to a significant degree upon the continued contributions of our principal management, engineering and sales personnel, many of whom perform important management functions and would be difficult to replace. We do not have employment contracts with our key personnel. Because of recent business reversals, retention of our employees may be more difficult. The loss of the services of any key personnel could materially adversely affect our business, financial condition and results of operations.

IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, WE MAY BE UNABLE TO SATISFY CUSTOMER DEMANDS WHICH MAY CAUSE OUR REVENUES TO DECLINE

We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. Because of recent business reversals, retention of our employees may be more difficult. In addition, companies in the data communications industry whose employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such litigation, regardless of the merits or outcome of such litigation.

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

                            Page 18 of 25 Total Pages

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

                            Page 19 of 25 Total Pages

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

                            Page 20 of 25 Total Pages

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



                            Page 21 of 25 Total Pages

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

                            Page 22 of 25 Total Pages

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

The Company incurred the following expenses in connection with the IPO:


Underwriting discounts and commissions..........................................    $1.68 million
Other expenses..................................................................     1.53 million
-------------------------------------------------------------------------------------------------
Total expenses                                                                      $3.21 million



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

                            Page 23 of 25 Total Pages

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

27.1 Restated Financial Data Schedule

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

                            Page 24 of 25 Total Pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERSPEED, INC.


Dated:  November 29, 2000            By: /s/ RAJEEV AGARWAL
                                         --------------------------
                                         Rajeev Agarwal
                                         President and Chief Executive Officer
                                         (principal executive officer)


Dated:  November 29, 2000            By: /s/ STEVEN E. SARTOR
                                         --------------------------
                                         Steven E. Sartor
                                         Vice President, Finance and
                                         Controller
                                         (chief accounting officer)










                            Page 25 of 25 Total Pages