Form 10-Q/A
period 2000-03-31
INTERSPEED INC
filed 2000-11-29
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

                               ------------------


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

                                EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed by the Registrant on May 15, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (see Note M to the condensed financial statements).


                           Page 1 of 24 Total Pages
                       (Exhibit Index appears on Page 23)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                                                                                        PAGE
                                                                                                        ----
1. Unaudited Condensed Balance Sheets as of March 31, 2000 and September 30, 1999                        3

2. Unaudited Condensed Statements of Operations
   for the three and six months ended March 31, 2000 and 1999                                            4

3. Unaudited Condensed Statements of Cash Flows for the six months ended
   March 31, 2000 and 1999                                                                               5

4. Notes to Unaudited Condensed Financial Statements                                                   6-9

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                     10-21
               CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                21


PART II.       OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                                22

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                         23


SIGNATURE PAGE                                                                                          24



                           Page 2 of 24 total pages

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INTERSPEED, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                                      MARCH 31,         SEPTEMBER 30,
                                                                                        2000                1999
                                                                                   -------------        -------------
                                                                                   (As Restated,
                                                                                    See Note M)
Assets
Current assets:
Cash............................................................................    $    10,011         $    21,227
Accounts receivable, net........................................................          2,932                 808
Inventory.......................................................................          3,909               2,445
Inventory consigned to others...................................................            956                   -
Prepaid expenses and other......................................................            354                 168
                                                                                    -----------         -----------

Total current assets............................................................         18,162              24,648
Property and equipment, net.....................................................          1,720               1,178
Other assets....................................................................             26                  54
                                                                                    -----------         -----------

Total assets....................................................................    $    19,908         $    25,880
                                                                                    ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable................................................................    $     2,141         $     2,789
Accrued expenses................................................................            712                 662
Short-term note payable - due Brooktrout........................................             --                 129
Payable to Brooktrout...........................................................             70                  --
Deferred revenue................................................................             38                  26
                                                                                    -----------         -----------
Total current liabilities.......................................................          2,961               3,606
Deferred rent...................................................................            141                 104
Contingencies (Note L) .........................................................
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized,
   10,823,896 and 10,702,658 shares issued and outstanding......................            108                 107
Additional paid-in capital......................................................         43,395              41,995
Accumulated deficit.............................................................        (23,293)            (15,825)
Deferred compensation...........................................................         (3,404)             (4,107)
                                                                                    -----------         ----------

Total stockholders' equity......................................................         16,806              22,170
                                                                                    -----------         -----------

Total liabilities and stockholders' equity .....................................    $    19,908         $    25,880
                                                                                    ===========         ===========



         The Condensed Balance Sheet as of September 30, 1999 has been derived from the Company's audited Balance Sheet as of that date.

                   See notes to condensed financial statements.


                           Page 3 of 24 total pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                   THREE MONTHS                      SIX MONTHS
                                                                  ENDED MARCH 31,                  ENDED MARCH 31,
                                                                 2000         1999             2000             1999
                                                              ------------------------------------------------------
                                                              (As Restated,                 (As Restated,
                                                               See Note M)                   See Note M)
Revenue before sales discounts - warrants                     $   2,986      $   327        $   4,978       $   391

Sales discounts - warrants                                         (280)          --             (280)           --
                                                              ---------    ---------         --------     ---------

Net revenue                                                       2,706          327            4,698           391

Cost of revenue                                                   1,758          276            3,014           312
                                                              ---------    ---------         --------     ---------

Gross profit                                                        948           51            1,684            79

Operating expenses:
Research and development                                          1,940        1,139            3,592         2,412
Selling, general and administrative                               2,304          576            4,394           922
Stock compensation and warrant charges                            1,135           62            1,552            94
                                                              ---------    ---------         --------     ---------

Loss from operations                                             (4,431)      (1,726)          (7,854)       (3,349)
Interest income                                                     156           --              386            --
                                                              ---------    ---------         --------     ---------

Loss before income taxes                                         (4,275)      (1,726)          (7,468)       (3,349)
Income tax expense                                                   --           --               --            --
                                                              ---------    ---------         --------     ---------

Net loss                                                      $  (4,275)     $(1,726)        $ (7,468)    $  (3,349)
                                                              ==========   =========         ========     =========

Net loss per share-basic and diluted                          $  (0.40)      $ (0.22)        $  (0.70)      $ (0.42)
                                                              ==========   =========         ========     =========

Shares used to compute net loss per
Share - basic and diluted                                        10,781        8,000           10,744         8,000
                                                              ==========   =========         ========     =========




              See notes to condensed financial statements.


                      Page 4 of 24 total pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                  SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                             2000                    1999
                                                                        ------------------------------------
                                                                         (As Restated,
                                                                          See Note M)
Cash flows from operating activities:
Net loss........................................................         $  (7,468)              $  (3,349)
  Adjustments to reconcile net loss to cash used by
  operating activities:
     Depreciation and amortization .............................               412                     293
     Amortization of stock compensation and warrant charges.....             1,552                      94
     Sales discounts - warrants.................................               280                      --
     Increase (decrease) in cash from:
     Accounts receivable........................................            (2,124)                   (347)
     Inventory..................................................            (2,420)                    151
     Prepaid expenses and other.................................              (158)                   (301)
     Accounts payable...........................................              (648)                    272
     Accrued expenses...........................................                50                     361
     Payable to Brooktrout......................................               (59)                     --
     Deferred revenue...........................................                12                      30
     Deferred rent..............................................                37                      15
                                                                          --------               ---------

Net cash used for operating activities..........................           (10,534)                 (2,781)
                                                                          --------               ---------
Cash flows used for investing activities:
Purchases of property and equipment.............................              (954)                   (419)
                                                                          --------               ---------

Cash flows from financing activities:
Proceeds from the issuance of common stock......................               272                      --
Proceeds from long-term debt-due Brooktrout.....................                --                   3,129
                                                                          --------               ---------

Net cash provided by financing activities.......................               272                   3,129
                                                                          --------               ---------


Net decrease in cash............................................           (11,216)                    (71)

Cash, beginning of period.......................................            21,227                     132
                                                                          --------               ---------

Cash, end of period.............................................          $ 10,011               $      61
                                                                          ========               =========




                See notes to condensed financial statements.


                         Page 5 of 24 total pages

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

Subsequent to March 31, 2000, the Company has continued to use significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. The Company is taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc. ("Brooktrout"), agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. The Company has engaged Broadview International, LLC, a global merger and acquisition advisor, to assist with the review of strategic alternatives, including a possible sale of the Company. If the Company is unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from operations, the Company may be required to significantly curtail operations or cease doing business as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

C.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased to 11,858,000, 11,775,000, 9,248,000, and 9,205,000 for the three and six months ended March 31, 2000 and 1999, respectively.

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


                         Page 6 of 24 total pages

G.  CONCENTRATIONS

To date, the Company's activities have been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At March 31, 2000, approximately 95% of the receivable balance was comprised of balances due from two customers.

The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

H.  INVENTORY

Inventory consisted of the following (in thousands):



                                                                 MARCH 31,         SEPTEMBER 30,
                                                                   2000                1999
                                                                ----------         -------------
Raw material................................................    $  2,137             $  1,622
Work in process.............................................         138                    5
Finished goods..............................................       1,634                  818
                                                                --------             --------

Total.......................................................    $  3,909             $  2,445
                                                                ========             ========
Inventory on consignment (See Note M).......................    $    956             $      0
                                                                ========             ========


I.  SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months and six months ended March 31, 2000, gross sales to United States' customers amounted to $2,870,000 and $4,677,000, and export sales for the same periods amounted to $116,000 and $301,000, respectively. For the three months ended March 31, 2000, two customers accounted for approximately 65% and 27% of gross revenue. For the six months ended March 31, 2000, the same two customers accounted for approximately 73% and 16% of gross revenues.

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

                         Page 7 of 24 total pages

K.  WARRANTS

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

The Company also granted to the customers warrants to purchase up to 150,000 shares of the Company's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The Company is accounting for these warrants as a sales discount. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model. The value of the warrants is being adjusted at the end of each quarter until the revenue levels are attained and the warrants vest.

L. CONTINGENCIES

Subsequent to the issuance of the Company's unaudited condensed financial statements as of and for the three and six months ended March 31, 2000, certain shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts against the Company and certain other parties, including certain former officers and directors of the Company. The claims in the litigation include allegations that the Company, and certain of its former directors and officers, made false or misleading statements regarding the Company's financial results for each of the prior quarters in the fiscal year ended September 30, 2000. The Company is currently reviewing the allegations in those lawsuits.

M. RESTATEMENT

Subsequent to the issuance of the Company's unaudited financial statements as of and for the three and six months ended March 31, 2000, the Company's management has determined that revenue from transactions with certain resellers was incorrectly recognized. The accompanying financial statements have been restated to reflect the transactions as the consignment of inventory rather than as sales. A summary of the significant effects of the restatement is as follows:



                                                   As Previously
In thousands, except per share amounts               Reported          As Restated
------------------------------------------------------------------------------------
For the three months ended March 31, 2000:
     Revenue before sales discounts-warrants         $ 4,003             $ 2,986
     Sales discounts-warrants                           (439)               (280)
     Net revenue                                       3,564               2,706
     Cost of revenue                                   2,193               1,758
     Net loss                                         (3,852)             (4,275)
     Net loss per share - basic and diluted            (0.36)              (0.40)
For the six months ended March 31, 2000:
     Revenue before sales discounts-warrants         $ 7,155             $ 4,978
     Sales discounts-warrants                           (439)               (280)
     Net revenue                                       6,716               4,698
     Cost of revenue                                   3,962               3,014
     Net loss                                         (6,398)             (7,468)
     Net loss per share - basic and diluted            (0.60)              (0.70)
------------------------------------------------------------------------------------

                         Page 8 of 24 total pages



                                                   As Previously
In thousands, except per share amounts               Reported          As Restated
------------------------------------------------------------------------------------
As of March 31, 2000:
     Accounts receivable, net                      $  5,117           $  2,932
     Inventory  consigned to others                      --                956
     Additional paid-in capital                      43,554             43,395
     Accumulated deficit                            (22,223)           (23,293)
------------------------------------------------------------------------------------


                         Page 9 of 24 total pages

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

As discussed in Note M to the condensed financial statements, the condensed financial statements as of and for the three and six months ended March 31, 2000 have been restated.

OVERVIEW

REVENUE BEFORE SALES DISCOUNTS - WARRANTS. Our revenue is generated primarily from sales of our products and related maintenance services to data communications service providers and their customers. Revenue from product sales is recognized when the product has been shipped, the customer's obligation is fixed and collectibility is considered probable. No revenue is recognized on either products shipped on a trial basis or products shipped under consignment type arrangements. Our products generally carry a one year warranty from the date of purchase. We estimate sales returns and warranty costs at the time the product revenue is recognized and an accrual is recorded. Customers may contract for support services over and above that provided by our warranty policy. Revenue from such contracts and from the extended warranty contracts is recognized ratably over the service period. We do not recognize revenue on beta units until beta testing on such units is completed.

SALES DISCOUNTS - WARRANTS. The Company has granted to certain customers warrants to purchase up to 150,000 shares of the Company's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The Company is accounting for these warrants as a sales discount. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest.

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

                         Page 10 of 24 total pages

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

In consideration for entering into certain long-term reseller agreements, the Company granted to the customers vested warrants to purchase 55,000 shares of the Company's common stock at the market value of the Company's stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE BEFORE SALES DISCOUNTS - WARRANTS. Gross revenue for the three and six months ended March 31, 2000 was $2,986,000 and $4,978,000, compared to $327,000 and $391,000 for the same three and six month period in fiscal year 1999, which represented increases of $2,659,000 and $4,587,000, respectively. These increases are attributable to the comparatively low level of revenue during the first six months in fiscal 1999. We recognized our first sale in the quarter ended December 31, 1998 after our product successfully completed beta testing, and commenced commercial operations and the general release of our products in February 1999.

SALES DISCOUNT - WARRANTS. During the three months ended March 31, 2000, the Company recognized $280,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during the three months ended March 31, 2000, no such sales discounts were recorded in any prior fiscal periods.

COST OF REVENUE. Cost of revenue was $1,758,000 and $3,014,000, or approximately 59% and 61% of gross revenue, for the three and six months ended March 31, 2000, respectively, compared to $276,000 and $312,000 for the three and six months ended March 31, 1999. The significantly higher cost of revenue in the fiscal periods of 2000 is due to the increased revenue volume.

GROSS PROFIT. Gross profit on gross revenue was $1,228,000 and $1,964,000, and gross profit percentage on gross revenue was approximately 41% and 40%, for the three months and six months ended March 31, 2000, respectively, compared to gross profit of $51,000 and $79,000 for the three and six months ended March 31, 1999. This increases were due to the substantially greater revenue recognized during the fiscal periods of 2000.

                         Page 11 of 24 total pages

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

STOCK COMPENSATION AND WARRANT CHARGES. In prior periods, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs increased to $286,000 and $703,000 for the three and six months ended March 31, 2000, from $62,000 and $94,000 for the three and six months ended March 31, 2000, as the compensation cost is being charged to expense over the option vesting period.

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

NET LOSS. Net losses for the three and six months ended March 31, 2000 were $4,275,000 and $7,468,000 compared to net losses of $1,726,000 and $3,349,000 for the three and six months ended March 31, 2000, which represented increases of $2,549,000 and $4,119,000, respectively. These increased net losses are due primarily to the increases in operating expenses, stock compensation and warrant-related charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the three and six months ended March 31, 2000.

                         Page 12 of 24 total pages

LIQUIDITY AND CAPITAL RESOURCES

From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

Cash decreased by $11,216,000 to $10,011,000 at March 31, 2000 from $21,227,000 at September 30, 1999. The decrease in cash is due primarily to a $2,124,000 increase in accounts receivable, a $2,420,000 increase in inventory, and the net loss for the six months ended March 31, 2000 of $7,468,000.

The increase in accounts receivable was due to substantially higher gross revenue billings during the first six months of fiscal 2000, while the increase in inventory was due to the increased inventory on consignment to others and the expectation of increased shipment volumes during subsequent quarters. For the six months ended March 31, 2000 and 1999, we purchased fixed assets of approximately $954,000 and $419,000, respectively. We currently have no material commitments for additional capital expenditures.

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

Subsequent to March 31, 2000, we have used significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. We are taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc., agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. We have engaged Broadview International, LLC, a global merger and acquisition advisor, to assist us with the review of strategic alternatives, including a possible sale of the Company. If we are unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from our operations, we may be required to significantly curtail our operations or cease doing business as a going concern.

In addition, as discussed in Note L to the condensed financial statements, shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts against Interspeed and certain former officers and directors of the Company. While we are currently reviewing the allegations in those lawsuits, the defense or possible settlement of these lawsuits could involve significant expenses.

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


                         Page 13 of 24 total pages

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

We have accumulated losses of approximately $23.3 million since inception in October 1996 through March 31, 2000 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended September 30, 1999 and approximately $7.5 million for the first six months of fiscal 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

                         Page 14 of 24 total pages

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

Our quarterly or annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. In addition, the value of your investment could be impacted by investor perception of the Internet and emerging data communications sectors generally, independent of the operating performance of our company or other similar companies. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

        o our ability to develop, manufacture, market and support our products and product enhancements;

        o the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from key customers;

        o our ability to retain key management, sales and marketing and engineering personnel;

        o announcements, new product introductions and price reductions in products offered by our competitors;

        o our ability to obtain sufficient supplies of sole or limited source components for our products;

        o  a decrease in the average selling prices of our products;

        o  changes in costs of components which we include in our products; and

        o the mix of products that we sell and the mix of distribution channels through which they are sold.

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

                         Page 15 of 24 total pages

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

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES MAY DECLINE

We have recently introduced our products to the market. Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

         o  market acceptance of DSL technology;

         o the features, performance, price and total cost of ownership of our products;

         o  the availability of competing products and technologies;

         o the success and development of our direct sales force and distribution channels;

         o  the quality of our customer service and support of our products; and

         o  the breadth and depth of our product offerings.

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

UNLESS WE ARE ABLE TO KEEP PACE WITH THE EVOLUTION OF THE DATA COMMUNICATIONS EQUIPMENT MARKET WE WILL NOT BE ABLE TO GROW OR SUSTAIN OUR BUSINESS

The data communications equipment market is characterized by:

        o  rapid technological advances;

                         Page 16 of 24 total pages

        o  evolving industry standards;

        o  changes in end-user requirements;

        o  frequent new product introductions; and

        o  evolving offerings by data communications service providers.

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

                         Page 17 of 24 total pages

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

IF WE ARE UNABLE TO DEVELOP INTERNATIONAL MARKETS FOR OUR PRODUCTS, WE MAY BE UNABLE TO GROW AS PLANNED

Our strategy emphasizes the development of international markets for our products. We may be unsuccessful in marketing, selling and distributing our products in foreign markets. Conducting business outside of the United States is subject to risks, including:

        o  longer accounts receivable collection cycles;

        o  possible foreign currency exchange and conversion issues;

        o difficulties in managing operations across disparate geographic areas;

        o difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

        o changes in a specific country's or region's political or economic conditions;

        o  trade protection measures;

        o  import or export licensing requirements;

        o  potential adverse tax consequences;

        o  unexpected changes in regulatory requirements; and

        o reduced or limited protection of our intellectual property rights in some countries.

We cannot be certain that one or more of such factors will not have a material adverse effect on our future international operations, and consequently, our business, financial condition and results of operations.

                         Page 18 of 24 total pages

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

                         Page 19 of 24 total pages

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




                         Page 20 of 24 total pages

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

                         Page 21 of 24 total pages

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a). The Company completed its IPO in September 1999. The IPO was made pursuant to a registration statement on Form S-1, originally filed with the Securities and Exchange Commission on June 18, 1999, as amended (Commission File No. 333-81071), which was declared effective on September 23, 1999. The IPO commenced on September 24, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered shares of common stock.

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

                         Page 22 of 24 total pages

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

*3.3 Product Reseller Agreement, dated January 26, 2000, by and between Interspeed and Cabletron Systems, Inc.

 27.1   Restated Financial Data Schedule

 (b) Reports on Form 8-K during the quarter ended March 31, 2000. The registrant filed no Reports on Form 8-K during the quarter ended March 31, 2000.

*Previously filed as an exhibit to this quarterly report on Form 10-Q.


                         Page 23 of 24 total pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERSPEED, INC.


Dated: November 29, 2000        By: /s/ RAJEEV AGARWAL
                                    ---------------------------------------
                                    Rajeev Agarwal
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated: November 29, 2000        By: /s/ STEVEN E. SARTOR
                                    ---------------------------------------
                                    Steven E. Sartor
                                    Vice President, Finance and Controller
                                    (chief accounting officer)



                         Page 24 of 24 Total Pages