Form 10-Q/A
period 2000-06-30
INTERSPEED INC
filed 2000-11-29
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

                            ------------------------

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

                                EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed by the Registrant on August 7, 2000, and is being filed to reflect the restatement of the Registrant's condensed financial statements (see Note M to the condensed financial statements).


                            Page 1 of 24 Total Pages
                       (Exhibit Index appears on Page 22)

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----
1. Unaudited Condensed Balance Sheets as of June 30, 2000 and September 30, 1999      3

2. Unaudited Condensed Statements of Operations
   for the three and nine months ended June 30, 2000 and 1999                         4

3. Unaudited Condensed Statements of Cash Flows for the nine months ended
   June 30, 2000 and 1999                                                             5

4. Notes to Unaudited Condensed Financial Statements                                6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                         10-21
        CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                    21


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                    22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             22


SIGNATURE PAGE                                                                       24


                            Page 2 of 24 Total Pages

                                                             PART I

                                                     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                        INTERSPEED, INC.
                                                    CONDENSED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          (Unaudited)

                                                                                     JUNE 30,          SEPTEMBER 30,
                                                                                        2000              1999
                                                                                     --------          -------------
                                                                                  (As Restated,
                                                                                    See Note M)
Assets
Current assets:
Cash............................................................................    $     6,426         $    21,227
Accounts receivable, net........................................................          1,101                 808
Inventory.......................................................................          3,284               2,445
Inventory consigned to others...................................................          5,111                --
Prepaid expenses and other......................................................            244                 168
                                                                                    -----------         -----------

Total current assets............................................................         16,166              24,648
Property and equipment, net.....................................................          1,972               1,178
Other assets....................................................................           --                    54
                                                                                    -----------         -----------

Total assets....................................................................    $    18,138         $    25,880
                                                                                    ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable................................................................    $     4,350         $     2,789
Accrued expenses................................................................          1,023                 662
Short-term note payable - due Brooktrout........................................           --                   129
Deferred revenue................................................................             44                  26
                                                                                    -----------         -----------
Total current liabilities.......................................................          5,417               3,606
Deferred rent...................................................................            154                 104
Contingencies (Note L)..........................................................
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized,
   10,950,578, and 10,702,658 shares issued and outstanding.....................            110                 107
Additional paid-in capital......................................................         43,448              41,995
Accumulated deficit.............................................................       (27,872)            (15,825)
Deferred compensation...........................................................        (3,119)             (4,107)
                                                                                    -----------         -----------

Total stockholders' equity......................................................         12,567              22,170
                                                                                    -----------         -----------

Total liabilities and stockholders' equity .....................................    $    18,138         $    25,880
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

                            Page 3 of 24 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                   THREE MONTHS               NINE MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                2000         1999          2000          1999
                                                ----         ----          ----          ----
                                             (As Restated,               (As Restated,
                                             See Note M)                  See Note M)
Revenue before sales discounts - warrants     $    473      $    950      $  5,451      $  1,341

Sales discounts - warrants ..............         --            --            (280)         --
                                              --------      --------      --------      --------

Net revenue .............................          473           950         5,171         1,341

Cost of revenue .........................          481           514         3,495           826
                                              --------      --------      --------      --------

Gross profit (loss) .....................           (8)          436         1,676           515

Operating expenses:
Research and development ................        1,659         1,335         5,251         3,747
Selling, general and administrative .....        2,737           976         7,131         1,898
Stock compensation and warrant charges ..          285         1,850         1,837         1,944
                                              --------      --------      --------      --------

Loss from operations ....................       (4,689)       (3,725)      (12,543)       (7,074)
Interest income .........................          111          --             497          --
                                              --------      --------      --------      --------

Loss before income taxes ................       (4,578)       (3,725)      (12,046)       (7,074)
Income tax expense ......................         --            --            --            --
                                              --------      --------      --------      --------

Net loss ................................     $ (4,578)     $ (3,725)     $(12,046)     $ (7,074)
                                              ========      ========      ========      ========

Net loss per share-basic and diluted ....     $  (0.42)     $  (0.47)     $  (1.12)     $  (0.88)
                                              ========      ========      ========      ========

Shares used to compute net loss per
Share - basic and diluted ...............       10,891         8,001        10,793         8,001
                                              ========      ========      ========      ========





                  See notes to condensed financial statements.


                            Page 4 of 24 Total Pages

                                INTERSPEED, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)



                                                                   NINE MONTHS ENDED
                                                                        JUNE 30,
                                                                  2000          1999
                                                               --------------------------
                                                               (As Restated
                                                                See Note M)
Cash flows from operating activities:
Net loss ..................................................     $(12,046)     $ (7,074)
  Adjustments to reconcile net loss to cash used by
  operating activities:
     Depreciation and amortization ........................          619           212
     Amortization of stock compensation and warrant charges        1,864         1,944
     Sales discounts - warrants ...........................          280          --
     Increase (decrease) in cash from:
     Accounts receivable ..................................         (293)       (1,302)
     Inventory ............................................       (5,950)         (235)
     Prepaid expenses and other ...........................          (22)          (91)
     Deferred offering costs ..............................         --            (463)
     Accounts payable .....................................        1,561         1,164
     Accrued expenses .....................................          360           487
     Payable to Brooktrout ................................         (129)         --
     Deferred revenue .....................................           17            39
     Deferred rent ........................................           50            60
                                                                --------      --------
Net cash used for operating activities ....................      (13,689)       (5,259)
                                                                --------      --------

Cash flows used for investing activities:
Purchases of property and equipment .......................       (1,413)         (588)
                                                                --------      --------

Cash flows from financing activities:
Proceeds from the issuance of common stock ................          301             2
Proceeds from long-term debt-due Brooktrout ...............         --           5,849
                                                                --------      --------

Net cash provided by financing activities .................          301         5,851
                                                                --------      --------


Net decrease in cash ......................................      (14,801)            4

Cash, beginning of period .................................       21,227           132
                                                                --------      --------

Cash, end of period .......................................     $  6,426      $    136
                                                                ========      ========




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

For the nine months ended June 30, 2000, the Company used $13,689,000 of cash in operations. Subsequent to June 30, 2000, the Company has continued to use significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. The Company is taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc. ("Brooktrout"), agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. The Company has engaged Broadview International, LLC, a global merger and acquisition advisor, to assist with the review of strategic alternatives, including a possible sale of the Company. If the Company is unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from operations, the Company may be required to significantly curtail operations or cease doing business as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                            Page 6 of 24 Total Pages

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

G. CONCENTRATIONS

To date, the Company's activities had been conducted primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At June 30, 2000, approximately 65% of accounts receivable were comprised of balances due from one customer.

The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

H. INVENTORY

Inventory consisted of the following (in thousands):


                                        JUNE 30,  SEPTEMBER 30,
                                         2000       1999
                                         ----       ----
Raw material ......................     $1,397     $1,622
Work in process ...................        140          5
Finished goods ....................      1,747        818
                                        ------     ------
Total .............................     $3,284     $2,445
                                        ------     ------
                                        ------     ------
Inventory on consignment
  (See Note M).....................     $5,111     $    0
                                        ------     ------
                                        ------     ------





I. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently targets its sales efforts to data communications service providers, MTUs, and other service organizations to both public and private network providers and users across four related market segments. For the three months and nine months ended June 30, 2000, gross sales to customers in the United States amounted to $350,000 and $5,000,000, and export sales for the same periods amounted to $150,000 and $450,000, respectively. For the three months ended June 30, 2000, one domestic customer and one international customer accounted for approximately 64% and 16% of gross revenue, respectively. For the nine months ended June 30, 2000, one domestic customer accounted for approximately 79% of gross revenue.


                            Page 7 of 24 Total Pages

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

The Company and Brooktrout entered into a Transition Services Agreement (the "Agreement") which expired on December 31, 1999. The Agreement outlined certain services that would continue to be performed on behalf of the Company by Brooktrout through December 31, 1999. The Agreement required that these services be phased out over a period beginning on October 1999 to December 1999. The services included payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services were on an "as used" basis and were specified in the Agreement. During the three and nine months ended June 30, 2000 and 1999, fees for these services totaled $0, $43,000, $469,000 and $1,102,000, respectively.

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

L. CONTINGENCIES

Subsequent to the issuance of the Company's unaudited condensed financial statements as of and for the three and nine months ended June 30, 2000, certain shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts against the Company and certain other parties, including certain former officers and directors of the Company. The claims in the litigation include allegations that the Company, and certain of its former directors and officers, made false or misleading statements regarding the Company's financial results for each of the prior quarters in the fiscal year ended September 30, 2000. The Company is currently reviewing the allegations in those lawsuits.

M. RESTATEMENT

Subsequent to the issuance of the Company's unaudited condensed financial statements as of and for the three and nine months ended June 30, 2000, the Company's management has determined that consignment inventory transactions with certain resellers were incorrectly recorded as sales. In addition, the Company's management has determined that a document relied upon to record a sale had been falsified. Accordingly, the revenue has been reversed and the inventory reclassified as consigned inventory; the Company will recognize revenue only as payments are received. Bonus accruals and unpaid commissions have also been adjusted to reflect the reduction in recorded revenue. A summary of the significant effects of the restatement is as follows:

                            Page 8 of 24 Total Pages

                                                          As Previously
In thousands, except per share amounts                       Reported     As Restated
                                                             --------     -----------
For the three months ended June 30, 2000:
Revenue before sales discounts-warrants ................     $  7,007      $    473
            Sales discounts-warrants ...................         --            --
            Net revenue ................................        7,007           473
            Cost of revenue ............................        4,596           481
            Research and development ...................        1,793         1,659
            Selling, general and administrative expense         2,626         2,737
            Net loss ...................................       (2,182)       (4,578)
            Net loss per share - basic and diluted .....        (0.20)        (0.42)

For the nine months ended June 30, 2000:
            Revenue before sales discounts-warrants ....     $ 14,162      $  5,451
            Sales discounts-warrants ...................         (439)         (280)
            Net revenue ................................       13,723         5,171
            Cost of revenue ............................        8,558         3,495
            Research and development ...................        5,385         5,251
            Selling, general and administrative expense.        7,020         7,131
            Net loss ...................................       (8,580)      (12,046)
            Net loss per share - basic and diluted .....        (0.79)        (1.12)

As of June 30, 2000:
            Accounts receivable, net ...................     $ 10,233       $ 1,101
            Inventory consigned to others ..............         --           5,111
            Accrued expenses ...........................        1,418         1,023
            Accumulated deficit ........................      (24,405)      (27,872)





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

As discussed in Note M to the condensed financial statements, the condensed financial statements as of and for the three and nine months ended June 30, 2000 have been restated.

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

SALES DISCOUNTS - WARRANTS. We have granted to certain customers warrants to purchase up to 150,000 shares of our common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements, with an exercise price equal to the fair market value of the common stock at the time of vesting. We are accounting for these warrants as a sales discount. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest. As revenue is recognized on sales to these customers, we are recording a sales discount based on the relationship of the customers' sales to date to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest.

COST OF REVENUE. Cost of revenue consists of direct product costs such as standard parts and components for our products and the cost of third party products purchased for resale, salaries and employee benefits for manufacturing personnel and overhead such as equipment and facility costs.

GROSS PROFIT. We expect our gross profit to be affected by many factors including pricing, product mix, cost factors such as component prices, internal and external manufacturing costs as well as manufacturing efficiencies



                            Page 10 of 24 Total Pages
due to higher volume of product shipments which we believe will result in the improvement of overhead absorption.

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

In consideration for entering into certain long-term reseller agreements, we granted to the customers vested warrants to purchase 55,000 shares of our common stock at the market value of our stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of our common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the condensed statement of operations.

INCOME TAX EXPENSE. Prior to our IPO, we had been included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxable income. Accordingly, we have not recorded any benefit related to these losses. We are no longer included in Brooktrout's consolidated income tax filings. We do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history. We expect to continually evaluate the recoverability of net loss carryforwards.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE BEFORE SALES DISCOUNTS - WARRANTS. Gross revenue for the three and nine months ended June 30, 2000 was $473,000 and $5,451,000, compared to $950,000 and $1,341,000 for the same three and nine month periods in fiscal year 1999, which represented a decrease of $477,000 and an increase of $4,111,000 for the three and nine month periods, respectively. The year-to-date increase is attributable to increased revenue shipments during fiscal 2000, versus the comparatively low level of revenue during the first nine months in fiscal 1999. The decrease in revenue for the three month period compared to the corresponding period of the prior year is attributable to reduced unit shipments, which resulted primarily from reduced orders from a significant customer. For the three months ended June 30, 2000, one domestic customer and one international customer accounted for approximately 62% and 16% of gross revenue, respectively.

SALES DISCOUNTS-WARRANTS. During the nine months ended June 30, 2000, we recognized $280,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during fiscal year 2000, no such sales discounts were recorded in the prior fiscal year.


                            Page 11 of 24 Total Pages

COST OF REVENUE. Cost of revenue was $481,000 and $3,495,000, or approximately 102% and 64% of gross revenue, for the three and nine months ended June 30, 2000, compared to $514,000 and $826,000 for the three and nine months ended June 30, 1999. The higher cost of revenue for the nine months ended June 30, 2000 is due to the increased revenue volume compared to the same period of fiscal 1999. Cost of revenue for the three months ended June 30, 2000 was lower than the same period of fiscal 1999 as a result of the decrease in revenue.

GROSS PROFIT (LOSS). Gross profit (loss) for the three months ended June 30, 2000 was a loss of $8,000, compared to a gross profit of $436,000 for the three months ended June 30, 1999. Gross profit was $1,676,000 for the nine months ended June 30, 2000 compared to gross profit of $515,000 for the nine months ended June 30, 1999. The loss for the three months ended June 30, 2000 is attributable to the amount of fixed costs incurred by the Company in shipping and handling of products which were not recovered due to the lower sales. The increase in year-to-date gross profit was due to the substantially greater revenue recognized during the fiscal 2000. Gross profit percentage for the three and nine months ended June 30, 2000 declined from prior fiscal periods in fiscal year 2000 due to unfavorable product mix and reduced shipment volume during the three months ended June 30, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 24% and 40% to $1,659,000 and $5,251,000, respectively, during the three months and nine months ended June 30, 2000 from $1,335,000 and $3,747,000 for the three and nine months ended June 30, 1999. These increases were due primarily to increases in payroll-related expenses from the year-to-year growth in the number of engineering employees, and to third-party consulting expenses for specific development projects during the three and nine months of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three and nine months ended June 30, 2000 were $2,385,000 and $6,779,000, compared to $976,000 and $1,898,000 for the three and nine months ended June 30, 1999, increases of $1,409,000 and $4,881,000, respectively. These increases were due primarily to payroll-related expenses, travel, advertising/marketing and trade show expenses associated with the build-up in sales and marketing staff and activities, as well as expenses relating to the implementation of internal Year 2000 compliant systems.

STOCK COMPENSATION AND WARRANT CHARGES. In prior fiscal years, stock options have been granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with such options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs were $285,000 and $988,000 for the three and nine months ended June 30, 2000, as compared to $1,850,000 and $1,944,000 for the three and nine months ended June 30, 1999, as the compensation cost is being charged to expense over the option vesting period.

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

NET LOSS. Net losses for the three and nine months ended June 30, 2000 were $4,226,000 and $11,694,000 compared to net losses of $3,725,000 and $7,074,000 for the three and nine months ended June 30, 1999. The increased net loss for the nine months ended June 30, 2000 is due primarily to the increases in operating expenses, and warrant-related charges, as described above, that more than offset the increase in gross profit from increased revenue resulting from the shipment of our product during the nine months ended June 30, 2000.


                            Page 12 of 24 Total Pages

LIQUIDITY AND CAPITAL RESOURCES

From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

Cash decreased by $14,801,000 from $21,227,000 at September 30, 1999 to $6,426,000 at June 30, 2000. The decrease in cash is due primarily to a $5,950,000 increase in inventory, a $452,000 increase in accounts receivable, and the net loss for the nine months ended June 30, 2000, being partially offset by non-cash operating charges and a net increase in current liabilities.

The increase in inventory to was due to the increased inventory under consignment type arrangements and the expectation of increased shipment volumes during subsequent quarters, while the increase in accounts receivable was due to substantially higher gross revenue billings during the first nine months of fiscal 2000. We anticipate that a significant portion of our inventory under consignment type arrangements will be returned to us. For the nine months ended June 30, 2000 and 1999, we purchased fixed assets of approximately $1,413,000 and $588,000, respectively. We currently have no material commitments for additional capital expenditures.

For the nine months ended June 30, 2000, we used $13,689,000 of cash in operations. Subsequent to June 30, 2000, we have continued to use significant amounts of cash in operations resulting in a cash balance of approximately $612,000 as of September 30, 2000. We are taking actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc., agreed to provide the Company with a revolving line of credit which will provide the Company with up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of November 10, 2000, the Company has drawn down approximately $600,000. We have engaged Broadview International, LLC, a global merger and acquisition advisor, to assist us with the review of strategic alternatives, including a possible sale of the Company. If we are unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from our operations, we may be required to significantly curtail our operations or cease doing business as a going concern.

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

Shareholder class action suits have been filed against Interspeed , which if determined or settled in a manner adverse to Interspeed could adversely affect our financial condition. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to the disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, its former President and Chief Financial Officer, as well as two of its former Vice Presidents, violated
Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with the Company's historical recognition of its revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated Section 10(b) of 1934 Act. The plaintiffs seek damages in an undisclosed amount. We are currently reviewing the allegations in those lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Interspeed, then such determination or settlements could adversely affect our financial position or results of operations in the period in which the litigation is resolved.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

We have accumulated losses of approximately $27.5million since inception in October 1996 through June 30, 2000 and expect to incur net losses in the future. Losses were approximately $10.5 million for the year ended September 30, 1999 and approximately $11.7 million for the nine months ended June 30, 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

     o    possible foreign currency exchange risk and conversion issues;

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

We incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions ...................         $1.68 million
Other expenses ...........................................          1.53 million
                                                                   -------------
Total expenses ...........................................         $3.21 million

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


                            Page 22 of 24 Total Pages

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

                                           INTERSPEED, INC.


Dated: November 29, 2000                   By: /s/ RAJEEV AGARWAL
                                               -------------------------------
                                               Rajeev Agarwal
                                               President and Chief
                                               Executive Officer
                                               (principal executive officer)


Dated: November 29, 2000                   By: /s/ STEVEN E. SARTOR
                                               -------------------------------
                                               Steven E. Sartor
                                               Vice President, Finance and
                                               Controller
                                               (chief accounting officer)




                            Page 24 of 24 Total Pages