Form 10-K
period 2000-09-30
INTERSPEED INC
filed 2001-01-16
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-27401
                            ------------------------

                                INTERSPEED, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    04-3333365
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              39 HIGH STREET
      NORTH ANDOVER, MASSACHUSETTS                                    01845
(Address of Principal Executive Offices)                           (Zip Code)

(Registrant's Telephone Number, Including Area Code)             (978) 688-6164

           Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
      None                                              N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

             COMMON STOCK, PAR VALUE $.01 PER SHARE (Title of Class)
             --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 2000, 11,049,172 shares of $0.01 par value Common Stock of the registrant were outstanding. The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.28 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of December 31, 2000, was $1,329,000.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Interspeed, Inc. (the "Company" or "Interspeed") (www.interspeed.com) designs, develops and markets advanced high-speed broadband communications equipment based on Digital Subscriber Line (DSL) technology. Interspeed offers a highly scalable family of DSL Access Routers - the EdgeSpeed 1000, EdgeSpeed 800, EdgeSpeed 500, and the EdgeSpeed DART. The Company's EdgeSpeed(TM) products are designed for use by communications service providers that deploy Internet services "in-building," or in Multi-Tenant Units (MTU's), to their business customers. All four products include complete DSL aggregation; Layer 2 switching, IP Routing (Layer 3), and VPN functions in a single device.

         The Company was incorporated as a Massachusetts corporation and a wholly owned subsidiary of Brooktrout, Inc. ("Brooktrout") in 1996. It commenced operations in March 1997, and was reincorporated as a Delaware corporation in June 1999. Interspeed, Inc. became a public company in September 1999 through its initial public offering.

INDUSTRY OVERVIEW


CURRENT DATA COMMUNICATIONS INFRASTRUCTURE--THE LAST MILE BOTTLENECK

         DSL technology represents one approach to providing high speed data transmission capabilities to end users. While telecommunications network backbones can support data speeds up to 10 gigabits per second, communication speeds over the last mile connection between the service providers' central office and the end user are often limited because data must travel over existing copper wire infrastructure equipment that was built to handle analog voice rather than bandwidth intensive data. This last mile connection often results in significant bottlenecks that limit high-speed data transmission. Over 140 million copper lines are installed in businesses and homes in the United States and over 700 million copper lines are installed worldwide.

HIGH SPEED DATA ACCESS ALTERNATIVES

         A number of options are used to provide last mile connectivity, including analog modems and Integrated Services Digital Network (ISDN), cable modems and T-1. However, each of these alternatives suffers from significant drawbacks, particularly for small to medium sized businesses and MTUs. Analog modems and ISDN operate at speeds of 56 Kilobits per second, or Kbps, and 128 Kbps, respectively, which Interspeed believes are inadequate for many business users. Cable, operating at an average speed of 1,000 Kbps, offers higher speed but is not generally available to business users. In addition, cable is inherently susceptible to security breaches. T-1 service, operating at 1,500 Kbps, offers higher speed and security but requires expensive infrastructure modification resulting in high monthly charges.

DSL TECHNOLOGY

         DSL technology, which was specifically developed to take advantage of existing copper infrastructure, provides dedicated high speed data access up to 2,320 Kbps at a competitive cost to end users. The two dominant forms of DSL technology are asymmetric DSL, or ADSL, and symmetric DSL, or SDSL. ADSL transmits data at high speeds only downstream to the subscriber and is best suited for the residential market where consumers typically download large quantities of data but send limited data upstream. In contrast, SDSL supports the two-way exchange of data at high speeds, and is better suited to business users.

         DSL TECHNOLOGY - IMPORTANT BENEFITS

         - HIGH SPEED. DSL technology offers high-speed data access at speeds ranging from 150 Kbps to several million bits per second at distances up to 23,000 feet, or approximately 4.3 miles, dependent upon several line characteristics.

         - LOW COST. DSL is relatively inexpensive to deploy because it takes advantage of the widely available existing copper wire infrastructure.

         - SECURE DEDICATED CONNECTIONS. Service providers can maintain high levels of performance and security even as new subscribers are added to the system because DSL connections are dedicated to each individual user.

CURRENT STATUS OF DSL MARKET

         The DSL equipment industry, in general, has been experiencing a slowdown of overall sales and significant devaluation in the financial markets. We believe that this slowdown is not indicative of the relative demand for DSL and other broadband services. We believe that the combination of multiple factors are currently being felt in the marketplace including:

         - Service providers have had difficulty provisioning services to the level of customer demand.

         - Service providers have had difficulty deploying critical and more profitable value added IP services in addition to basic network connectivity.

         - Not anticipating these and other problems, service providers have generally purchased equipment in excess of their current capacity needs.

Although we believe that these issues are barriers that will be overcome by the industry and that the overall consumer and business demand for broadband services remains strong, a continuation of this slowdown will jeopardize our ability to execute on our business plan.


DSL TECHNOLOGY--IMPLEMENTATION

         Implementation of DSL involves the installation of specialized equipment at the point where the copper wire interfaces with the data communications backbone. This point may be at the service provider central office or another communications hub such as the equipment room of a building or a campus. This specialized equipment performs several important functions, including:

         - SIGNAL CONCENTRATION. The concentrator receives the data signals from many DSL lines and consolidates them into single higher bandwidth signal for uplink over high-speed transmission lines.

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

         Historically, performance of these functions has been accomplished by purchasing, installing and managing individual equipment components, including DSL access multiplexors, or DSLAMs, routers and switches. A DSLAM is a device that aggregates data from multiple sources into a single signal for output. A complete DSL system is comprised of the aforementioned equipment in conjunction with customer premise equipment, or CPE. CPE is a DSL modem, which connects to the central office equipment. This configuration can have some significant drawbacks, including additional capital and operating costs, space requirements and interoperability issues.

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

THE INTERSPEED TECHNOLOGY

         Interspeed provides a scalable "single-box" solution with integrated IP functionality.

INTEGRATED DSLIP(TM) SOFTWARE ARCHITECTURE. Interspeed's DSLip architecture combines the necessary functional elements to deliver DSL network functionality -- DSL Access Multiplexing (traditional DSLAM functionality), Layer 3 IP Routing, Layer 2 Switching-Bridging, and Virtual Private Networking -- in a single unit.

SUPPORT FOR VIRTUAL PRIVATE NETWORKS. Interspeed's DSLip Architecture offers the ability to provide completely independent virtual private networks (VPNs). Each VPN can have its own distinct mode of operation (i.e. router, bridge, DSLAM, or mixed mode), its own policy management and its own privacy.

ADVANCED NETWORK MANAGEMENT. Interspeed's EdgeSpeed(TM) Access Routers include Interspeed Speedview(TM), a powerful, graphical tool that enables remote administration and management via a standard Web browser. Speedview enables the user to configure routing destinations on a port-to-port basis and fine tune and monitor system wide-configuration parameters, port configuration, transmission speed selection and more. Speedview(TM) provides detailed, user-specific configuration information, displays module types within the chassis, and provides status information for each port in the system. The EdgeSpeed(TM) platform also supports management via Simple Network Management Protocol (SNMP) and Command Line Interface (CLI).

EDGESPEED(TM) PRODUCT FAMILY

EDGESPEED DART
         The EdgeSpeed DART is Interspeed's most compact and lowest-cost access router. It is targeted at low-density MTU deployments, including retail strip malls, small commercial office and residential buildings.

EDGESPEED 500
         The EdgeSpeed 500 is specifically designed and engineered for DSL network deployments to provide high-speed data and voice services. It is targeted at Building Service Providers (BSPs) and Internet Service Providers
(ISPs) seeking to install DSL in MTU buildings, retail malls, residential and hospitality properties, and campus environments.

EDGESPEED 800
         The EdgeSpeed 800 is specifically designed and engineered for DSL network deployments worldwide requiring high port densities in a standard 19-inch rack mount chassis. It is targeted at BSPs, ISPs, Competitive Local Exchange Carriers (CLECs), and Independent telephone companies seeking to deploy DSL in high-density MTU buildings, including residential buildings, offices and hotels, as well as Central Office co-location.

EDGESPEED 1000
         The EdgeSpeed 1000 is specifically designed and engineered for demanding high-density networks, where DSL service offerings are delivered to large number of subscribers. It is targeted at BSPs, ISPs, and Independent telephone companies seeking to deploy DSL in high-density MTU buildings, including residential buildings, offices and hotels, as well as Central Office co-location.

CURRENTLY AVAILABLE HARDWARE MODULES

         - LM21. A subscriber line concentration module supporting twenty-four G.Lite ADSL ports for both data and analog voice applications. Supports speeds of up to 1.5 Mbps downstream and 512 Kbps upstream.

         - LM02. A subscriber line concentration module supporting up to sixteen SDSL ports. Each port can be individually configured to operate at one of several speeds ranging from 192 Kbps to 2.3 Mbps.

         - MM01. The Media Module provides enhanced serviceability by allowing customers to replace line modules without disturbing the DSL wiring.

         - SM01. An Ethernet switch/router module with five Ethernet ports. This module operates as a full-featured IP router and supports industry standard protocols including RIP1, RIP2, and OSPF. Alternatively, it can be configured to operate as a Layer 2 switch.

         - SM02. Similar to the SM01 except it has one multi-mode fiber optic Ethernet port.

         - SM11. An ATM switch/router module with one DS3 port over dual coaxial cable and an Ethernet port. This module operates as a full-featured IP router or Layer 2 switch and supports industry standard ATM protocols.

         - SM12. Similar to the SM11 except it has one OC-3 fiber optic port and an Ethernet port.

         - SM21. A T1/E1 switch/router module with three WAN ports with built in CSU/DSU and an Ethernet port. This module operates as a full featured IP router or Layer 2 switch and supports industry standard protocols such as PPP and Frame Relay.

CUSTOMERS

Our customers consist of service providers, value added resellers and system integrators. Sales to our three largest customers accounted for approximately 61%, 16% and 13%, respectively, of our total revenues for the year ended September 30, 2000. We do not expect revenues from our largest customer, Cabletron Systems, Inc. to be significant in the future, which will have a significant negative impact on our future results of operations.

SALES AND MARKETING

Our primary sales strategy will incorporate the establishment of indirect strategic sales channels. These channels are and will continue to be selected by their strength and reputation in the industry and their general alignment in the DSL marketplace. These sales channels are value added resellers, original equipment manufactures, and system integrators. Additionally, we have a direct sales force headquartered in North Andover, Massachusetts. The direct sales force is responsible for establishing relationships with key accounts. Key accounts are generally classified as data service providers, such as the RBOCs/ ILECs, CLECs, ISPs, or more strategic indirect sales channels discussed above. We have also initiated limited channel and marketing activities in Europe and the Pacific.

In addition to our customer specific efforts, our marketing activities include attendance at industry trade shows and conferences, advertising of our products in industry trade journals, operating a web site, and ongoing communications with potential customers, industry analysts and the trade press.

CUSTOMER SERVICE AND SUPPORT

Our technical support staff provides pre- and post-sales support including installation and technical assistance. Additionally, they participate in and provide support for joint sales presentations and cooperative trade show activities with our customers, channels, and, partners. Our support services are available to our customers both on site and by telephone and remote access seven days a week on a 24-hour a day basis. Our sales and support staff provide customer feedback to our product design engineers with regard to our customers' evolving requirements. To supplement the efforts of our technical support staff, we have entered into partnership agreements with multiple professional services organizations capable of providing extensive installation maintenance services on an outsourced or referral basis.

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

BACKLOG

At September 30, 2000, the Company does not have a significant backlog of unshipped orders.

RESEARCH AND DEVELOPMENT

Our research and development team includes qualified engineers with data communication industry experience that transitioned the Interspeed EdgeSpeed 1000/500 products from the product definition stage to final beta testing in only 18 months and continues to develop enhancements to, and extensions of, that product family, including the EdgeSpeed DART and EdgeSpeed 800. During the fiscal years ended September 30, 2000, 1999 and 1998, we spent approximately $7.5 million, $5.3 million and $3.2 million, respectively, on research and development.

COMPETITION

Our competitors are generally divided into two segments. One segment focuses on selling equipment to data communications service providers that target the business user end market. The other segment focuses on selling equipment to data communications service providers that target the MTU market. Generally, customers must purchase and interconnect individual equipment components from numerous suppliers to achieve the functionality of our DSL access router or DSLAR products. We compete directly with Lucent Technologies Inc.; Copper Mountain Networks, Inc., Paradyne Networks, Inc.; and Tut Systems, Inc.

The principal competitive factors in our market include:

        -      system reliability, performance and features;
        -      technical support and customer service;
        -      ease of installation and use;
        -      total cost of ownership;
        -      size and stability of operations;
        -      brand recognition; and,
        -      price per port.

Our current financial position has had a material adverse effect on our ability to compete.

MANUFACTURING

We currently outsource the majority of our manufacturing to contract manufacturers. We currently perform final test, assembly and packaging of our products at our facility in North Andover, Massachusetts. We use a small number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies for our products. In addition, we use a combination of standard parts and components in our products, which are generally available from more than one vendor. Some components are obtained from a sole or single source and, should supply of these components cease, would require redesign of our products. While we work closely with some well-established vendors, we have no supply commitments from our vendors and we generally purchase components on a purchase order basis, rather than entering into long-term agreements with our vendors. To date, we have generally been able to obtain adequate supplies in a timely manner from our current suppliers. We have identified alternate vendors should current vendors be unable to fulfill our needs. However, a reduction or interruption in supply or a significant increase in the price of components would materially and adversely affect our business, financial condition and results of operations.

We have a non-cancelable inventory purchase commitment for raw materials and finished goods with our principal contract manufacturer, which at September 30, 2000, totaled approximately $2.8 million. We expect that we will be required to purchase this inventory during the first six months of fiscal 2001. During the fourth quarter of fiscal 2000, we recorded a provision of $1 million for expected losses related to this commitment. There can be no assurance that additional provisions will not be necessary if the Company's sales plans are not achieved.

Our manufacturing floor follows industry standard electro-static discharge procedures and we use a materials resource system to control product flow. Our product is built to meet or exceed current Institute for Interconnecting and Packaging Electronic Circuits, or IPC, standards.

Quality control and quality assurance are carefully monitored. Key metrics, which we measure, include supplier on-time delivery, inventory level, order to delivery time and customer installation failure rate. All metrics are measured, tracked and improved through root cause failure analysis, containment and corrective action implementation.

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

EMPLOYEES

As of December 31, 2000, we had 53 full time employees. The Company's value, continuation and success will depend, to a considerable extent, on the contributions of our employees, and on the Company's ability to retain and attract qualified employees. In light of our cash liquidity issues, we have emphasized the award of stock options as a means to retain our talented personnel. There is considerable uncertainty if this incentive will be successful.

ITEM 2. PROPERTY

We are headquartered in a facility consisting of approximately 36,000 square feet in North Andover, Massachusetts, under a lease expiring in 2004.

ITEM 3. LEGAL PROCEEDINGS

Shareholder class action suits have been filed against us, which if determined or settled in a manner adverse to us could adversely affect us. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, our former President and Chief Financial Officer, as well as two of our former Vice Presidents, violated Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with our historical recognition of our revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated
Section 10(b) of the 1934 Act. The plaintiffs seek damages in an undisclosed amount. We are currently reviewing the allegations in these lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to us, then such determinations or settlements could adversely affect our financial position, results of operations or ability to continue as a going concern. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that might result therefrom has been made in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "ISPD." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the NASDAQ National Market System, as reported by NASDAQ. The Company's initial public offering (the "IPO") of its Common Stock at $12.00 per share occurred on September 24, 1999.

                                                       HIGH             LOW
                                                       --------------------
        FISCAL YEAR ENDED SEPTEMBER 30, 1999

        Quarter ended September 30, 1999               $24.88        $16.88

        FISCAL YEAR ENDED SEPTEMBER 30, 2000

        Quarter ended December 31, 1999                $25.13        $10.00
        Quarter ended March 31, 2000                   $39.94        $15.63
        Quarter ended June 30, 2000                    $23.25        $10.25
        Quarter ended September 30, 2000               $22.63        $ 6.50

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

On December 18, 2000, there were 85 holders of record of the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order below is information regarding the number of shares of capital stock issued by Interspeed during the past three years. Further included is the consideration, if any, received by Interspeed for such shares. We believe that the transactions described below with respect to option grants to our employees are exempt from the registration requirements of the Securities Act by reason of Section 4(2) and Rule 701 promulgated thereunder.


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

(9) In January, 2000, we granted a warrant to purchase up to 50,000 shares of common stock to a customer at an exercise price of $18.75 per share in reliance upon the exemption from registration under Section 4(a) of the Securities Act of 1933.

(10) In February, 2000, we granted a warrant to purchase up to 5,000 shares of common stock to a customer at an exercise price of $21.25 per share in reliance upon the exemption from registration under Section 4(a) of the Securities Act of 1933.

ITEM 6  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                      (in thousands, except per share data)

The selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements of Interspeed and the Notes to those statements and the other financial data included elsewhere in this report.


                                                For the period
                                               October 23, 1996
                                                (inception) to    YEAR ENDED SEPTEMBER 30,
                                                 September 30,   --------------------------
                                                    1997         1998        1999      2000
                                               ----------------------------------------------
Statements of Operations Data:
Revenue before sales discounts - warrants......  $    --         $  --     $  1,978  $  6,419
Sales discounts -warrants......................       --            --        --          (99)
                                                 --------------------------------------------
Net revenue....................................       --            --        1,978     6,320

Cost of revenue (1)............................       --            --        1,365     7,183
                                                 --------------------------------------------

Gross profit (loss)............................       --            --          613      (863)
                                                 --------------------------------------------

Operating expenses:
Research and development (1)...................      878            3,204     5,329     7,491
Sales and marketing (1)........................       --              401     1,673     7,530
General and administrative (1).................      165              689     1,738     3,023
Stock compensation and warrant charges.........       --               19     2,345     2,085
                                                 --------------------------------------------

Total operating expenses.......................    1,043            4,313    11,085    20,129
                                                 --------------------------------------------

Loss from operations...........................   (1,043)          (4,313)  (10,472)  (20,992)
Interest Income................................       --            --            3       551
                                                 --------------------------------------------

Loss before income taxes.......................   (1,043)          (4,313)  (10,469)  (20,441)
Income tax expense.............................       --            --          --        --
                                                 --------------------------------------------
Net loss.......................................  $(1,043)      $  (4,313)  $(10,469) $(20,441)
                                                 ============================================
Net loss per share-basic and diluted...........  $ (0.24)      $   (0.54)  $  (1.29) $  (1.89)
                                                 ============================================
Shares used to compute net loss per
share-basic and diluted........................    4,364           8,000      8,141    10,838
                                                 ============================================



(1) Excludes non-cash amortization of stock-based compensation and warrant charges as follows:


         Cost of revenue................                       $       3   $     24  $     36
         Research and development.......                              14        184       213
         Sales and marketing............                               2         80       953
         General and administrative.....                               -      2,057       883
                                                              ----------  ---------  --------
            Totals......................                       $      19   $  2,345  $  2,085
                                                              ==========  =========  ========


                                                     SEPTEMBER 30,
                                       --------------------------------------
                                          1997     1998      1999      2000
                                       --------------------------------------

Balance Sheet:
Cash ..................................  $  21   $  132    $ 21,227  $   612
Working capital.........................  (155)     213      21,042    2,578
Total assets............................   348    1,227      25,880   12,891
Long term note payable-due Brooktrout...   206    5,038         --       --
Total stockholders' equity (deficit)....   (42)  (4,336)     22,170    4,482

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DOCUMENT CONTAINS CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LEGISLATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS RELATED TO MARKET GROWTH, PRODUCT ACCEPTANCE AND PRODUCT DEMAND, RAPID CHANGES IN TECHNOLOGY, THE IMPACT OF COMPETITION, RISKS RELATED TO THE COMPANY'S FINANCIAL POSITION AND LIQUIDITY, THE IMPACT, IF ANY, OF THE ANNOUNCED RESTATEMENT ON INTERSPEED'S STOCK PRICE, THE OUTCOME OF THE STRATEGIC ALTERNATIVE PROCESS AND THE ABILITY OF THE COMPANY TO CLOSE A STRATEGIC TRANSACTION OR RAISE ADDITIONAL CAPITAL, THE UNCERTAINTIES ASSOCIATED WITH THE RECENTLY FILED LITIGATION, THE IMPACT OF SUBSEQUENT MANAGEMENT REVIEWS AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS DESCRIBED UNDER "RISK FACTORS." THE READER SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD LOOKING STATEMENTS TO REFLECT CHANGES IN THE UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER MATERIAL CHANGES.

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

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. We are continuing our efforts to obtain additional funds and reduce cash outflows, by among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, our majority stockholder, Brooktrout, agreed to provide us a revolving line of credit under which we may request advances up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion . We have engaged Broadview International, LLC to assist with the review of strategic alternatives, including a possible sale of the Company. If we are unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from operations, we may be required to significantly curtail operations or cease doing business as a going concern.

REVENUE BEFORE SALES DISCOUNTS - WARRANTS. Our revenue is generated primarily from sales of our products and related maintenance services to data communications service providers and their customers. Revenue from product sales is recognized when the product has been shipped, the customer's obligation is fixed and collectibility is considered probable. No revenue is recognized on either products shipped on a trial basis or products shipped under consignment type arrangements. Our products generally carry a one year warranty from the date of purchase. We estimate sales returns and warranty costs at the time the product revenue is recognized. Customers may contract for support services over and above that provided by our warranty policy. Revenue from such contracts and from the extended warranty contracts is recognized ratably over the service period. We do not recognize revenue on beta units until beta testing on such units is complete and all other requirements for revenue recognition are met.

SALES DISCOUNTS - WARRANTS. We have granted to certain customers warrants to purchase up to 150,000 shares of our common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements, with an exercise price equal to the fair market value of the common stock at the time of vesting. We are accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, we are recording a sales discount based on the relationship of the customers' sales to date to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each quarter. The value of the warrants is being adjusted in each quarter until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest.

COST OF REVENUE. Cost of revenue consists of direct product costs such as standard parts and components for our products and the cost of third party products purchased for resale, salaries and employee benefits for manufacturing personnel, overhead such as equipment and facility costs, provisions for excess and obsolete inventory, and losses on noncancelable purchase commitments.

GROSS PROFIT. Our gross profit is affected by many factors including pricing, product mix, cost factors such as component prices, internal and external manufacturing costs. Gross profit is also impacted by provisions for excess and obsolete inventory, and losses on noncancelable purchase commitments.

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

In consideration for entering into certain long-term reseller agreements, we granted to the customers vested warrants to purchase 55,000 shares of our common stock at the market value of our stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of our common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of stock compensation and warrant charges in the statement of operations.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

REVENUE BEFORE SALES DISCOUNTS - WARRANTS. Gross revenue for the year ended September 30, 2000 was $6,419,000, an increase of $4,441,000 from gross revenue of $1,978,000 for the year ended September 30, 1999. This increase was due to significantly greater shipments to a major customer during fiscal year 2000. This customer accounted for 61% and 75% and of revenue in the years ended September 30, 2000 and 1999, respectively. We do not expect revenues from this customer to be significant in the future. Sales for the first quarter of fiscal 2001 totaled less than $50,000. See additional discussion in Recent Developments.

SALES DISCOUNTS-WARRANTS. During the year ended September 30, 2000, we recognized $99,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during fiscal year 2000, no such sales discounts were recorded in prior fiscal years.

COST OF REVENUE. Cost of Revenue increased to $7,183,000 for the year ended September 30, 2000, from $1,365,000 for the year ended September 30, 1999, due to increased revenue volumes during fiscal year 2000, a $2 million provision for excess and obsolete inventory, and a $1 million provision for loss on a noncancelable purchase commitment, both recorded in, and due to events occurring in, the fourth quarter of fiscal 2000.

GROSS PROFIT. Gross Profit decreased to a loss of $863,000 for the year ended September 30, 2000, from gross profit of $613,000 for the year ended September 30, 1999. This decrease in gross profit was primarily due to the $2 million provision for excess and obsolete inventory and the $1 million provision for loss on a noncancelable purchase commitment, as described above.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 41% in fiscal year 2000 from $5,329,000 for the year ended September 30, 1999 to $7,491,000 for the year ended September 30, 2000. This increase was due primarily to increases in payroll-related expenses from the year-to-year growth in the number of engineering employees, and to third-party consulting expenses for specific development projects during fiscal 2000. We expect that research and development expenses will decrease in fiscal year 2001 as a result of a decrease in the number of our engineering employees caused by our financial condition.

SALES AND MARKETING. Sales and marketing expenses increased by 350% in fiscal year 2000 from $1,673,000 for the year ended September 30, 1999 to $7,530,000 for the year ended September 30, 2000. This increase was due primarily to payroll-related expenses, travel, advertising/marketing and trade show expenses associated with the build-up in sales and marketing staff and activities. We expect that sales and marketing expenses will decrease in fiscal year 2001 as a result of our financial condition.

GENERAL AND ADMINISTRATIVE. Prior to our IPO, we had relied on Brooktrout to provide the majority of general and administrative services. Upon the effective date of our IPO on September 24, 1999, we entered into a transition services agreement with Brooktrout, pursuant to which Brooktrout continued to provide us with certain services during the transitional period. The agreement called for fees to be paid in connection with the continuation of administrative and support services. Such services were phased out by December 31, 1999.

General and administrative expenses, including the cost of services provided by Brooktrout, increased by 74% in fiscal year 2000 from $1,738,000 for the year ended September 30, 1999 to $3,023,000 for the year ended September 30, 2000. This increase was due primarily to costs associated with building a stand-alone general and administrative function, including expenses relating to the implementation of our financial systems. We expect that general and administrative expenses will decrease in fiscal year 2001 as a result of our financial condition.

STOCK COMPENSATION AND WARRANT CHARGES. In prior fiscal years, stock options were granted with exercise prices that were less than the estimated fair value of our common stock. Compensation cost associated with these options was determined as the difference between the fair value of the stock and the exercise price. Stock compensation costs decreased to $1,236,000 in fiscal year 2000, from $2,345,000 for the year ended September 30, 1999.

Compensation cost for the year ended September 30, 1999 included $548,000 related to grants to two directors that were 100% vested on the date of grant and $1,186,000 related to a grant to the Company's former president that vested 40% on June 18, 1999 upon the initial filing of a registration statement with the Securities and Exchange Commission. The unvested options under this grant were canceled in October 2000 upon the resignation of the former president.

During the year ended September 30, 2000, we recognized $849,000 in warrant charges related to certain long-term reseller agreements. Since the equipment purchase contracts containing the warrant grant provisions were executed during fiscal year 2000, no such charges were recorded in fiscal year 1999.

INCOME TAX EXPENSE. Prior to our IPO, we were included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these losses. We are no longer included in Brooktrout's consolidated tax filings. We do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history.

NET LOSS. Net loss increased by $9,972,000 in fiscal year 2000 from $10,469,000 for the year ended September 30, 1999, to $20,441,000 for the year ended September 30, 2000. This increase is due to the provisions for excess and obsolete inventory and loss on a noncancelable purchase commitment, and increases in operating expenses, offset by a decrease in stock compensation and warrant charges, as described above.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

REVENUE. Revenue for the year ended September 30, 1999 was $1,978,000, as compared to $0 for the year ended September 30, 1998. This increase was due to the transition from the development stage to the commencement of commercial operations and the general release of our first products, the Interspeed 1000 and Interspeed 500, in February 1999.

COST OF REVENUE. Cost of Revenue increased to $1,365,000 for the year ended September 30, 1999 from $0 for the year ended September 30, 1998, due to direct manufacturing costs and expenses coinciding with the general availability of product and initial shipments during fiscal year 1999.

GROSS PROFIT. Gross Profit increased to $613,000 for the year ended September 30, 1999, from $0 for the year ended September 30, 1998. Gross margin percentage for fiscal year 1999 was 31%. This increase in gross profit was due to the recognition of revenues for the year ended September 30, 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 66% in fiscal year 1999 from $3,204,000 for the year ended September 30, 1998 to $5,329,000 for the year ended September 30, 1999. This increase was due primarily to increases in payroll related expenses from headcount growth, increasing from 16 engineers at September 30, 1998 to 36 engineers at September 30, 1999, and consulting expenses for specific development projects.

SALES AND MARKETING. Sales and marketing expenses increased by 317% in fiscal year 1999 from $401,000 for the year ended September 30, 1998 to $1,673,000 for the year ended September 30, 1999. This increase was due to payroll, travel and trade show expenses associated with year-to-year increases in sales and marketing headcount from 4 at September 30, 1998 to 15 at September 30, 1999.

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

General and administrative expenses, including the cost of services provided by Brooktrout, increased by 152% in fiscal year 1999 from $689,000 for the year ended September 30, 1998 to $1,738,000 for the year ended September 30, 1999. This increase was due primarily to costs allocated to us using methodologies primarily based on headcount and services rendered. These cost allocations amounted to $1,078,000 for the year ended September 30, 1999 compared to $668,000 for the year ended September 30, 1998.

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

INCOME TAX EXPENSE. Prior to our IPO, we were included in Brooktrout's consolidated income tax filings and these losses have been used to reduce the group's taxes payable. Brooktrout has not and does not intend to reimburse us for the value of the net losses used to reduce Brooktrout's consolidated taxes. Accordingly, we have not recorded any benefit related to these losses. We are no longer included in Brooktrout's consolidated tax filings. We do not anticipate recognizing any benefits from losses generated in the short term due to our limited operating history.

NET LOSS. Net loss increased by $6,156,000 in fiscal year 1999 from $4,313,000 for the year ended September 30, 1998 to $10,469,000 for the year ended September 30, 1999. This increase is due to the increases in operating expenses and stock compensation charges, as described above, more than offsetting gross profit from revenue resulting from the commencement of commercial operations during the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the IPO, our operations had been funded through contributions of capital and loans from Brooktrout. Subsequent to the IPO, our operations have been funded through the proceeds from the IPO.

Cash decreased by $20,615,000 from $21,227,000 at September 30, 1999 to $612,000 at September 30, 2000. The decrease in cash is due primarily to a $7,118,000 increase in inventory and the net loss for the year ended September 30, 2000, being partially offset by non-cash operating charges and a net increase of $4,629,000 in current liabilities.

The increase in inventory was due to the increased inventory under consignment type arrangements and the expectation of increased shipment volumes during subsequent quarters. We anticipate that a significant portion of our inventory under consignment type arrangements will be returned to us. We have had limited sales during the first quarter of fiscal 2001. Further, during the fourth quarter of fiscal 2000 we recorded a provision of $2 million for excess and obsolete inventory. We believe that this provision reduces the inventory to its net realizable value; however, there can be no assurance that additional provisions will not be necessary if our sales plans are not achieved. For the years ended September 30, 2000 and 1999, we purchased fixed assets of approximately $1,657,000 and $1,014,000, respectively. We currently have no material commitments for additional capital expenditures.

We have non-cancelable inventory purchase commitments for raw materials and finished goods with our principal contract manufacturer, which at September 30, 2000, totaled approximately $2.8 million. During the fourth quarter of fiscal 2000, the Company recorded a provision of $1 million for expected losses related to this commitment. We believe that this provision provides for the expected losses on this commitment; however, there can be no assurance that additional provisions will not be necessary if our sales plans are not achieved. We expect that we will be required to purchase this inventory during the first six months of fiscal 2001.

For the year ended September 30, 2000, our cash decreased by $20,615,000, resulting in a cash balance of approximately $612,000 as of September 30, 2000. Subsequent to September 30, 2000, we have continued to use significant amounts of cash in operations. We have taken actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc. ("Brooktrout"), agreed to provide the Company with a revolving line of credit under which the Company may request advances up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of December 31, 2000, the Company has drawn down approximately $1.7 million. There can be no assurance that Brooktrout will continue to fund up to the maximum.

We have engaged Broadview International LLC to assist us with the review of strategic alternatives, including a possible sale of the Company. We are actively considering all of our strategic alternatives, including a sale or merger of the Company, sales of certain of our assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company. At this time, however, we cannot predict the success of any of these alternatives. If we are unable to complete one of the above mentioned strategic transactions or secure additional sources of financing, we may have to significantly curtail our operations or cease doing business.

Shareholder class action suits have been filed against us, which if determined or settled in a manner adverse to us could adversely affect us. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, our former President and Chief Financial Officer, as well as two of our former Vice Presidents, violated Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with our historical recognition of our revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated
Section 10(b) of the 1934 Act. The plaintiffs seek damages in an undisclosed amount. We are currently reviewing the allegations in these lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to us, then such determinations or settlements could adversely affect our financial position, results of operations or our ability to continue as a going concern. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that might result therefrom has been made in the financial statements.

We do not believe that inflation has had a significant effect on our operations to date.

RECENT DEVELOPMENTS

For the quarter ended December 31, 2000, our sales totaled less than $50,000, and we expect to report a significant loss for the quarter. We have taken significant additional steps to reduce cash outflows, including a reduction in headcount of 39 employees, or 42% of the workforce, from 93 employees at September 30, 2000 to 53 employees at December 31, 2000. As discussed above, we are continuing to explore strategic alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal 2001. Management has evaluated the effect of adopting SFAS No. 133 on the financial statements and does not believe that the adoption will be material to the financial statements.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." It has subsequently issued implementation guidance in the form of a "Frequently Asked Questions" (FAQ) document. SAB No. 101 and the FAQ summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of fiscal 2001 and will be applied retroactively to the first quarter of fiscal 2001. Management does not believe that the adoption of SAB No. 101 will be material to the financial statements.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS.

WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO CONTINUE AS A GOING CONCERN

For the year ended September 30, 2000, our cash decreased by $20,615,000, resulting in a cash balance of approximately $612,000 as of September 30, 2000. Subsequent to September 30, 2000, we have continued to use significant amounts of cash in operations. We have taken actions to reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, Inc. ("Brooktrout"), agreed to provide the Company with a revolving line of credit under which the Company may request advances up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion and as of December 31, 2000, the Company has drawn down approximately $1.7 million. We have engaged Broadview International, LLC, a global merger and acquisition advisor, to assist us with the review of strategic alternatives, including a possible sale of the Company. If we are unable to sell the Company, secure additional sources of financing, or achieve positive cash flow from our operations, we may be required to significantly curtail our operations or cease doing business.

IF CLASS ACTION LAWSUITS RECENTLY FILED AGAINST US ARE DETERMINED OR SETTLED IN A MANNER ADVERSE TO US, IT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR ABILITY TO CONTINUE AS A GOING CONCERN

Shareholder class action suits have been filed against Interspeed, which if determined or settled in a manner adverse to us could adversely affect us. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, our former President and Chief Financial Officer, as well as two of our former Vice Presidents, violated Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with our historical recognition of our revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated Section 10(b) of the 1934 Act. The plaintiffs seek damages in an undisclosed amount. We are currently reviewing the allegations in those lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to us, then such determinations or settlements could adversely affect our financial position, results of operations or ability to continue as a going concern.

IF WE ARE UNABLE TO COMPLETE A STRATEGIC TRANSACTION, IT MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION OR OUR ABILITY TO CONTINUE DOING BUSINESS.

We have engaged Broadview International LLC to assist us with the review of strategic alternatives, including a possible sale of the Company. We are actively considering all of our strategic alternatives, including a sale or merger of the Company, sales of certain of our assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company. At this time, however, we cannot predict the success of any of these alternatives. If we are unable to complete one of the above mentioned strategic transactions or secure additional sources of financing, we may have to significantly curtail our operations or cease doing business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

We have accumulated losses of approximately $36.3 million since inception in October 1996 through September 30, 2000 and expect to incur net losses in the future. Losses were approximately $20.4 million and $10.5 million for the years ended September 30, 2000 and 1999, respectively. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability.

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

THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE

If we are unable to replace our major customer, our revenue will decline and thus have a material adverse effect on our business, financial condition and results of operations. Our products became generally available in February 1999 and to date we have only sold products to a limited number of customers. Unless and until we diversify and expand our customer base, our future results will significantly depend upon a limited number of customers.

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

IF THE SLOWDOWN IN THE DSL EQUIPMENT INDUSTRY CONTINUES, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS

The DSL equipment industry has generally been experiencing a slowdown of overall sales and significant devaluation in the financial markets. We believe that the combination of multiple factors are currently being felt in the marketplace including:

         - Service providers have had difficulty provisioning services to the level of customer demand.

         - Service providers have had difficulty deploying critical and more profitable value added IP services in addition to basic network connectivity.

         - Not anticipating these and other problems, service providers have generally purchased equipment in excess of their current capacity needs.

If the slowdown in the DSL equipment industry continues, we may not be able to continue our operations.

IF OUR TARGET CUSTOMERS DO NOT ACCEPT DSL TECHNOLOGY, WE MAY BE UNABLE TO SUSTAIN OR GROW OUR BUSINESS

Our future results are substantially dependent upon whether digital subscriber line, or DSL, technology gains widespread market acceptance by data communications service providers and the small to medium sized business users to whom they market their services. In the event that our customers or potential customers adopt technologies other than DSL, we may be unable to sustain or grow our business. Our business strategy and current products are focused on DSL technology. Various alternative technologies, including T-1, cable and broadband wireless, are currently available to deliver high speed data communications, and each of the alternatives has comparative advantages and disadvantages. Data communications service providers continually evaluate alternative high speed data access technologies and may at any time adopt technologies other than DSL.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES MAY DECLINE

We have recently introduced our products to the market. Market acceptance of our products is critical to our future results. Factors that may affect the market acceptance of our products include:

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

We believe our future prospects will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. We intend to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect our business, financial condition and results of operations.

IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS

Our prospects depend to a significant degree upon the continued contributions of our principal management, engineering and sales personnel, many of whom perform important management functions and would be difficult to replace. We do not have employment contracts with our key personnel. Because of recent business reversals, retention of our employees has been more difficult. The loss of the services of any key personnel could materially adversely affect our business, financial condition and results of operations.

IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, WE MAY BE UNABLE TO SATISFY CUSTOMER DEMANDS, WHICH MAY CAUSE OUR REVENUES TO DECLINE

We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. Because of recent business reversals, retention of our employees has been more difficult. We have lost a number of personnel, particularly in engineering, due to our uncertain future, and continue to experience resignations. In addition, companies in the data communications industry whose employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such litigation, regardless of the merits or outcome of such litigation.

INTENSE COMPETITION IN THE MARKET FOR HIGH SPEED DATA ACCESS EQUIPMENT MAY PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

The market for data communications equipment is highly competitive, particularly in the emerging DSL equipment market. If we are unable to compete effectively in the market for high speed data access equipment, our results of operations could be materially adversely affected. We compete directly with Lucent Technologies Inc.; Copper Mountain Networks, Inc.; Paradyne Networks, Inc.; and Tut Systems, Inc. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products. The strength and capabilities of our competitors may be increased as a result of the trend toward consolidation in the data communications market. Capitalizing on and maintaining our technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

IF WE ARE UNABLE TO DEVELOP INTERNATIONAL MARKETS FOR OUR PRODUCTS, OUR SALES MAY BE ADVERSELY AFFECTED

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

OUR ARRANGEMENT WITH OUR PRINCIPAL CONTRACT MANUFACTURER MAY REQUIRE US TO PURCHASE INVENTORY IN EXCESS OF OUR CURRENT REQUIREMENTS.

We have non-cancelable inventory purchase commitments for raw materials and finished goods with our principal contract manufacturer, which at September 30, 2000, totaled approximately $2.8 million. We expect that we will be required to purchase this inventory during the first six months of fiscal 2001. We have no current need for this inventory.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY PREVENT US FROM RETAINING OUR COMPETITIVE ADVANTAGE

Our results and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

STOCK OWNED BY BROOKTROUT MAY LIMIT STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL

At September 30, 2000, Brooktrout owned approximately 55% of the outstanding shares of our common stock. Accordingly, Brooktrout will be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL

The market price of our common stock could fall as a result of future sales of a large number of shares of our common stock in the public market. As of December 31, 2000, we had approximately 11,049,172 shares of common stock outstanding, and of which approximately 4,724,140 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates. The remaining 6,325,032 shares of common stock held by existing stockholders and 154,367 shares subject to outstanding options vested as of December 31, 2000 are restricted securities and may only be sold in the public market if registered or if they qualify for an exemption from registration under the Securities Act; 126,928 shares subject to outstanding options vested as of December 31, 2000 are freely transferable without restriction or registration under the Securities Act of 1933. Under specified circumstances and subject to customary conditions, Brooktrout has the right, with respect to 6,075,000 shares of common stock, to require us to register its shares of common stock under the Securities Act, and Brooktrout will have rights to participate in any future registrations of securities by us.

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

At September 30, 2000, we are not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. At September 30, 2000, we had no outstanding foreign currency exchange contracts, and no short-term or long-term debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INTERSPEED, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                             PAGE

Independent Auditors' Report................................ 29
Balance Sheets.............................................. 30
Statements of Operations.................................... 31
Statements of Stockholders' Equity (Deficit)................ 32
Statements of Cash Flows.................................... 33
Notes to Financial Statements............................... 34
Schedule II................................................. 44

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Interspeed, Inc.
North Andover, MA


        We have audited the accompanying balance sheets of Interspeed, Inc., a subsidiary of Brooktrout, Inc., as of September 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 1999 financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the two years ended September 30, 1999, when considered in relation to the related basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements and the financial statement schedule for the year ended September 30, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and difficulty in generating sufficient cash flows to meet its obligations and sustain its operations and, as discussed in Note 13, certain class action complaints filed against the Company and certain other parties, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements and the financial statement schedule do not include any adjustments that may result from the outcome of this uncertainty.

        Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements and the financial statement schedule for 2000.



Deloitte & Touche LLP
Boston, Massachusetts
November 10, 2000

                                INTERSPEED, INC.

                                 BALANCE SHEETS

                       (in thousands, except share data)


                                                                AS OF
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                         2000          1999
                                                      ------------------------
Assets
Current assets:
Cash................................................  $      612   $    21,227
Accounts receivable (less allowances of $497
  and $49 in 2000 and 1999, respectively)...........         555           808
Inventory...........................................       5,058         2,445
Inventory consigned to others.......................       4,505            --
Prepaid expenses and other..........................          83           168
                                                      ----------   -----------

Total current assets................................      10,813        24,648
Property and equipment, net.........................       2,078         1,178
Other assets........................................         --             54
                                                      ----------   -----------

Total assets........................................  $   12,891   $    25,880
                                                      ==========   ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable....................................  $    6,146   $     2,789
Accrued expenses....................................       2,017           662
Short-term note payable - due Brooktrout............          --           129
Deferred revenue....................................          72            26
                                                      ----------   -----------
Total current liabilities...........................       8,235         3,606
Deferred rent.......................................         174           104
Commitments and contingencies (Notes 1, 5, 12
   and 13)

Stockholders' equity:
Preferred Stock, $0.01 par value per share;
  1,000,000 shares authorized, no shares
  issued or outstanding.............................          --            --
Common stock, $.01 par value, 30,000,000
  shares authorized, 10,998,926 and 10,702,658
  shares issued and outstanding in 2000
  and 1999, respectively ...........................         110           107
Additional paid-in capital..........................      42,256        41,995
Accumulated deficit.................................     (36,266)      (15,825)
Deferred compensation...............................      (1,618)       (4,107)
                                                      ---------    ----------

Total stockholders' equity..........................       4,482        22,170
                                                      ----------   -----------

Total liabilities and stockholders' equity..........  $   12,891   $    25,880
                                                      ==========   ===========

                       See notes to financial statements.

                                INTERSPEED, INC.

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                        YEAR ENDED
                                                       SEPTEMBER 30,
                                             ------------------------------
                                                2000        1999     1998
                                             ------------------------------
Revenue before sales discounts - warrants..  $  6,419    $  1,978   $    --
Sales discounts-warrants...................       (99)         --        --
                                             ------------------------------
Net revenue................................     6,320       1,978        --
Cost of revenue (1)........................     7,183       1,365        --
                                             ------------------------------
Gross profit (loss)........................      (863)        613        --
                                             ------------------------------
Operating expenses:
Research and development (1)...............     7,491       5,329     3,204
Sales and marketing (1)....................     7,530       1,673       401
General and administrative (1).............     3,023       1,738       689
Stock compensation and warrant charges.....     2,085       2,345        19
                                             ------------------------------
Total operating expenses...................    20,129      11,085     4,313
                                             ------------------------------
Loss from operations.......................   (20,992)    (10,472)   (4,313)
Interest income............................       551           3        --
                                             ------------------------------
Loss before income taxes...................   (20,441)    (10,469)   (4,313)
Income tax expense.........................        --          --        --
                                             ------------------------------
Net loss...................................  $(20,441)   $(10,469)  $(4,313)
                                             ==============================
Net loss per share-basic and diluted.......  $  (1.89)   $  (1.29)  $ (0.54)
                                             ==============================
Shares used to compute net loss per
  share-basic and diluted..................    10,838       8,141     8,000
                                             ==============================

(1) Excludes non-cash amortization of stock-based compensation and warrant charges as follows:
      Cost of revenue......................  $     36    $     24   $     3
      Research and development.............       213         184        14
      Sales and marketing..................       953          80         2
      General and administrative...........       883       2,057        --
                                             ------------------------------
         Totals............................  $  2,085    $  2,345   $    19
                                             ==============================

                       See notes to financial statements.

                                INTERSPEED, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)


                                                              ADDITIONAL
                                               COMMON STOCK     PAID-IN    ACCUMULATED    DEFERRED
                                           SHARES      AMOUNT   CAPITAL      DEFICIT    COMPENSATION   TOTAL
                                         ---------------------------------------------------------------------
Balance, October 1, 1997...............     8,000       $ 80    $  921      $(1,043)     $    --     $    (42)
Unearned compensation related to
stock options..........................        --         --       470           --         (470)          --
Amortization of unearned compensation..        --         --        --           --           19           19
Net loss...............................        --         --        --       (4,313)          --       (4,313)
                                         ---------------------------------------------------------------------

Balance, September 30, 1998............     8,000         80     1,391       (5,356)        (451)      (4,336)
Contribution of long-term note payable
  by Parent............................        --         --    13,598           --           --       13,598
Common stock issued, net of offering
  costs of $3,225 .....................     2,000         20    20,775           --           --       20,795
Unearned compensation related to
  stock options........................        --         --     6,001           --       (6,001)          --
Stock options exercised................       703          7       230           --           --          237
Amortization of unearned compensation..        --         --        --           --        2,345        2,345
Net loss...............................        --         --        --      (10,469)          --      (10,469)
                                         ---------------------------------------------------------------------

Balance, September 30, 1999............    10,703        107    41,995      (15,825)      (4,107)      22,170
 Unearned compensation related to
  forfeited stock options..............        --         --    (1,253)          --         1,253          --
Stock options exercised................       296          3       323           --            --         326
Amortization of unearned compensation..        --         --        --           --         1,236       1,236
Warrants issued to customers...........        --         --       948           --            --         948
Adjustment of accrued offering
  costs................................        --         --       243           --            --         243
Net loss...............................        --         --        --      (20,441)           --     (20,441)
                                         ---------------------------------------------------------------------

Balance, September 30, 2000............    10,999      $ 110   $42,256     $(36,266)      $(1,618)    $ 4,482
                                         =====================================================================


                        See notes to financial statements

                                INTERSPEED, INC.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                          SEPTEMBER 30,
                                                                ------------------------------
                                                                  2000         1999      1998
                                                                ------------------------------
Cash flows from operating activities:
Net loss......................................................  $(20,441)   $(10,469)  $(4,313)
Adjustments to reconcile net loss to net cash used for
  operating activities:
     Depreciation ............................................       757         326       199
     Stock compensation and warrant charges...................     2,184       2,345        19
     Expenses allocated from parent to the Company............        --       1,087        --
     Expenses paid by parent on behalf of the Company.........        --       1,020        --
  Increase (decrease) in cash from:
     Accounts receivable......................................       253        (808)       --
     Inventories..............................................    (7,118)     (1,859)     (587)
     Prepaid expenses and other...............................        85        (151)      (11)
     Accounts payable.........................................     3,357       2,440       232
     Accrued expenses.........................................     1,598         487       109
     Deposits.................................................        54         (54)       --
     Deferred revenue.........................................        46          26        --
     Deferred rent............................................        70         104        --
                                                                ---------   ---------  -------

Net cash used for operating activities........................   (19,155)     (5,506)   (4,352)
                                                                --------    --------   -------

Cash flows used for investing activities:
Purchases of property and equipment...........................    (1,657)     (1,014)     (369)
                                                                --------    --------   -------

Cash flows from financing activities:
Proceeds from issuances of common stock, net..................       326      21,033        --
Proceeds from long term debt-due Brooktrout...................        --       6,582     4,832
Repayment of long term debt-due Brooktrout....................      (129)         --        --
                                                                ---------   ---------  -------

Net cash provided by financing activities.....................       197      27,615     4,832
                                                                ---------   ---------  -------

Net increase (decrease) in cash...............................   (20,615)     21,095       111

Cash, beginning of year.......................................    21,227         132        21
                                                                ---------   ---------  -------

Cash, end of year.............................................  $    612    $ 21,227   $   132
                                                                =========   =========  =======

Supplemental Disclosure of non-cash financing activities:
     Contribution of long-term note payable by parent.........  $     --    $ 13,598   $    --


                       See notes to financial statements.

                                INTERSPEED, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

Interspeed, Inc. (the "Company" or "Interspeed") was founded in October 1996 and began operations in March 1997. At September 30, 2000, the Company is a 55% owned subsidiary of Brooktrout, Inc. ("Brooktrout"). The Company designs, develops, and markets advanced high-speed data communications solutions based on digital subscriber line, or DSL, technology. The Company's products enable data communication service providers such as competitive local exchange carriers, Internet service providers, and owners of multi-tenant units ("MTUs") to deliver high speed data access solutions to their customers utilizing existing copper wire infrastructure.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2000, 1999 and 1998, the Company incurred net losses of $20,441,000, $10,469,000, and $4,313,000, respectively, and used cash for operating activities of $19,155,000, $5,506,000 and $4,352,000, respectively. At September 30, 2000, the Company's cash balance was $612,000. The Company has non-cancelable inventory purchase commitments for raw materials and finished goods with its principal contract manufacturer, which at September 30, 2000, totaled approximately $2.8 million. The Company expects that it will be required to purchase this inventory during the first six months of fiscal 2001. Also, as discussed in Note 13, certain class action complaints have been filed against the Company and certain other parties, including certain former officers and directors of the Company. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain recurring profitability from operations.

Management is continuing its efforts to obtain additional funds and reduce cash outflows by, among other things, reducing headcount and curtailing certain marketing activities. Subsequent to September 30, 2000, the Company's majority stockholder, Brooktrout, agreed to provide the Company with a revolving line of credit under which the Company may request advances up to $2.5 million. Advances under this line of credit are at Brooktrout's sole discretion. The Company has engaged Broadview International LLC to assist with the review of strategic alternatives, including a possible sale of the Company. The Company is actively considering all of the strategic alternatives, including a sale or merger of the Company, sales of certain of the assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company. At this time, however, management cannot predict the success of any of these alternatives. If the Company is unable to complete a strategic transaction, secure additional sources of financing, or achieve positive cash flow from operations, the Company may be required to significantly curtail operations or cease doing business.

Prior to fiscal 2000, the Company's operating expenses included allocations of general corporate overhead expenses related to Brooktrout's corporate headquarters and common support activities, including payroll administration, workers' compensation and general liability insurance, accounting and finance, legal, tax and human resources. These costs amounted to $668,000 and $1,077,800 for the years ended September 30, 1999 and 1998, respectively, and were allocated to the Company using methodologies primarily based on headcount and usage. Although the Company believes the allocations were reasonable, the costs of these services to the Company may not have been indicative of the costs that would have been incurred if Interspeed had been a stand-alone entity. The Company entered into a Transition Services Agreement with Brooktrout, pursuant to which Brooktrout continued to provide certain services to the Company during a transition period that ended December 31, 1999. See Note 11.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE

Revenue from product sales is recognized when the product has been shipped, the customer's obligation is fixed and collectibility is considered probable. No revenue is recognized on products shipped on a trial basis or on products shipped under consignment type arrangements. Products generally carry a one-year warranty from the date of purchase. Estimated sales returns and warranty costs are recorded at the time product revenue is recognized. Customers may contract for support services over and above that provided by the warranty policy. Revenue from such contracts and from extended warranty contracts is recognized ratably over the service period. Revenue on beta units is not recognized until beta testing is complete and all other requirements for revenue recognition are met.

INVENTORY AND INVENTORY CONSIGNED TO OTHERS

Inventory and inventory consigned to others is stated at the lower of cost (first-in, first-out basis) or market.

ADVERTISING EXPENSES

The Company expenses advertising costs in the period in which they are incurred. Advertising cost for the years ended September 30, 2000, 1999 and 1998 was $802,000, $89,000 and $2,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line basis. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life of the improvement. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

RESEARCH AND DEVELOPMENT

Research and development costs, other than software development costs, are expensed as incurred. Software development costs are capitalized following attainment of technological feasibility. To date, no development costs that qualify for capitalization have been incurred.

INCOME TAX EXPENSE

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amounts that are expected to be realized.

Through the completion of the initial public offering on September 24, 1999 (the "offering"), the Company was included in the consolidated tax returns of Brooktrout and Brooktrout has realized or will realize the tax benefits associated with the Company's operating losses through that date.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the computation of diluted per share amounts since the effect would be antidilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by 804,236, 1,099,343 and 1,126,385 for the years ended September 30, 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

Compensation expense associated with awards of stock options to employees is measured using the intrinsic value method described in Accounting Principles Board Opinion No. 25.

WARRANTS

Warrants granted to customers are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of the options is determined using the Black-Scholes model.

CASH FLOWS

There were no cash payments of interest or taxes for any of the years presented.

COMPREHENSIVE INCOME

There was no difference between the Company's net loss and its total comprehensive loss for any of the years presented and there was no accumulated other comprehensive income (loss).

SEGMENT INFORMATION

The Company currently operates in one business segment: designing, developing and marketing advanced communications products which enable service providers to deliver high speed data access to small and medium sized businesses, multi-tenant units ("MTUs"), and other organizations.

CONCENTRATIONS OF RISK

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At September 30, 2000, 95% of the receivable balance was comprised of balances due from three customers.

The Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash, accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes new standards for accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in fiscal year 2001. Management has evaluated the effect of adopting SFAS No. 133 on the financial statements and does not believe that the adoption will be material to the financial statements.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." It has subsequently issued implementation guidance in the form of a "Frequently Asked Questions" (FAQ) document. SAB No. 101 and the FAQ summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company in the fourth quarter of fiscal 2001 and will be applied retroactively to the first quarter of fiscal 2001. Management does not believe that the adoption of SAB No. 101 will be material to the financial statements.

2.      INVENTORY

Inventory consisted of the following (in thousands):

                                             SEPTEMBER 30,
                                       ------------------------
                                       2000                1999
                                       ------------------------

Raw material.......................  $ 2,201             $  1,622
Work in process....................      117                    5
Finished goods.....................    2,740                  818
                                     ----------------------------

Total..............................  $ 5,058             $  2,445
                                     ============================


Inventory consigned to others......  $ 4,505             $     --
                                     ============================

During the fourth quarter of fiscal 2000, the Company recorded a provision of $2 million for excess and obsolete inventory. In addition, the Company recorded a provision of $1 million for expected losses related to a noncancelable purchase commitment for additional inventory (see Notes 4 and 5). The Company believes that these provisions reduce the inventory to its net realizable value and provide for losses on outstanding inventory purchase commitments; however, there can be no assurance that additional provisions will not be necessary if the Company's sales plans are not achieved.

3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                        SEPTEMBER 30,
                                       ESTIMATED    ------------------
                                      USEFUL LIFE   2000          1999
                                      --------------------------------

Office equipment..................       5 years  $   638       $   342
Computers and software............       3 years    1,544           786
Test equipment....................       5 years      992           513
Leasehold improvements............ up to 5 years      238           114
                                                  ---------------------

Total.............................                  3,412         1,755
Less accumulated depreciation.....                  1,334           577
                                                  ---------------------

Total.............................                $ 2,078       $ 1,178
                                                  =====================

4.      ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

                                            SEPTEMBER 30,
                                        --------------------
                                          2000        1999
                                        --------------------

Compensation..........................  $   346     $    580
Estimated loss on purchase
  commitment (Notes 2 and 5)..........    1,000           --
Other.................................    1,671           82
                                        --------------------
Total.................................  $ 2,017     $    662
                                        ====================

5.      COMMITMENTS

The Company has non-cancelable operating leases for office, manufacturing and warehouse space which expire in March 2004.

Minimum future lease payments under all non-cancelable operating leases at September 30, 2000 are as follows (in thousands):

Fiscal Year:
2001.........................................  $    495
2002.........................................       519
2003.........................................       544
2004.........................................       235
2005 and thereafter..........................        --
                                                --------
                                                $ 1,793
                                                ========

Rent expense for the years ended September 30, 2000, 1999 and 1998 was $656,000, $360,000 and $80,000, respectively.

The Company has non-cancelable inventory purchase commitments for raw materials and finished goods with its principal contract manufacturer, which at September 30, 2000, totaled approximately $2.8 million. The Company expects that it will be required to purchase this inventory during the first six months of fiscal 2001 (see Note 2).

6.      INCOME TAXES

Through September 24, 1999, the Company was included in the consolidated tax returns of Brooktrout and Brooktrout has realized or will realize the tax benefits associated with the Company's operating losses through that date. Accordingly, the Company does not have available any net operating loss carryforwards nor has it recognized any tax benefits afforded Brooktrout by these net operating losses. Subsequent to September 24, 1999, the Company is no longer included in the consolidated return of Brooktrout and any taxes due will be the responsibility of the Company and any benefits associated with losses will inure to the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at September 30, 2000 are as follows:

                                                         2000
                                                     -----------
Net operating loss carryforwards...................   $ 5,505
State net operating loss carryforwards.............     1,523
Research and other tax credit carrforwards.........       314
Accrued expenses...................................       624
Warrant expenses not currently deductible..........       422
Reserves not currently deductible..................     1,129
                                                      -------
     Total.........................................     9,517
Less valuation allowance...........................    (9,517)
                                                      -------
     Deferred tax assets, net......................   $    --
                                                      =======

A reconciliation of the U.S federal statutory rate to the effective tax rate is as follows:


                                                         2000         1999         1998
                                                     -----------   ----------   ----------
Statutory Federal income tax benefit...............       (34.0)%      (34.0)%      (34.0)%
State income tax benefit...........................        (6.3)%       (6.3)%       (6.3)%
Tax and other credits..............................        (1.6)%        --           --
Valuation allowance................................        41.9%        40.3%        40.3%
                                                     -----------   ----------   ----------
Income tax provision...............................        --  %         -- %         -- %
                                                     ===========   ==========   ==========


Management of the Company has evaluated the positive and negative evidence affecting the realizability of its deferred taxes. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

At September 30, 2000, the Company has federal net operating loss carryforwards of approximately $15,900,000, which expire in 2014, and federal research and development credit carryforwards of approximately $200,000, which expire in 2014. At September 30, 2000, the Company also has available state net operating loss carryforwards of approximately $15,860,000, which begin to expire in 2005, and state research and development and investment tax credit carrforwards of approximately $140,000, which expire in 2005. Of the total net operating loss carryforwards, approximately $1,400,000 is attributable to the exercise of stock options and the tax benefit from these items will be credited to additional paid-in capital, if realized

7.      STOCK OPTION PLANS

In April 1997, the Company's Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the "1997 Stock Plan"), under which the Company may grant both incentive stock options and non-qualified options to employees. The 1997 Stock Plan allows for the granting of options to purchase up to 1,988,000 shares of common stock. The stock options are generally granted with vesting periods of five years and have an expiration date of ten years from the date of grant. At September 30, 2000, 972,179 shares had been exercised, and 695,637 shares are outstanding.

In June 1999, the Company adopted, and the stockholders approved, the Interspeed 1999 Stock Option and Grant Plan (the "1999 Stock Plan"), under which the Company may grant both incentive stock options and nonstatutory stock options to employees, consultants and directors. Options issued under the 1999 Stock Plan can have an exercise price of not less than 85% of the fair market value, as defined under the 1999 Stock Plan, of the stock at the date of grant. The 1999 Stock Plan provides for the issuance of up to 1,012,868 shares of the Company's common stock. At September 30, 2000, 686,846 shares have been granted, of which 12,765 shares had been exercised, and 326,022 shares were available for future grant.

In May 2000, the Company's Board of Directors adopted and approved the Interspeed 2000 Non-Qualified Stock Option and Grant Plan (the "2000 Stock Plan"), under which the Company may grant non-statutory stock options to non-officer employees. Options issued under the 2000 Stock Plan can have an exercise price of not less than the fair market value, as defined under the 2000 Stock Plan, of the stock at the date of grant. The 2000 Stock Plan provides for the issuance of up to 500,000 shares of the Company's common stock. At September 30, 2000, 100 shares had been exercised, 230,633 shares have been granted and are outstanding, and 269,267 shares were available for future grant.

Prior to fiscal 2000, certain options were granted with exercise prices which were less than the estimated fair value of the Company's common stock at the date of grant. Compensation cost associated with these options, determined as the difference between the fair value of the stock and the exercise price, totaled $6.5 million. This cost was recorded as deferred compensation and is being charged to expense over the vesting period. Compensation expense was $1,236,000, $2,345,000 and $19,000 for the years ended September 30, 2000, 1999 and 1998, respectively. During fiscal 2000, the deferred compensation balance was reduced by $1,253,000 to reflect the unearned compensation on stock options that were forfeited during fiscal year 2000.

Compensation cost for the year ended September 30, 1999 included $548,000 related to grants to two directors that were 100% vested on the date of grant and $1,186,000 related to a grant to the Company's former president that vested 40% of the shares on June 18, 1999 upon the initial filing of a registration statement with the Securities and Exchange Commission. The unvested options under this grant were canceled in October 2000 upon the resignation of the former president.

Activity under the 1997 Stock Plan, 1999 Stock Plan and 2000 Stock Plan is summarized as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                  NUMBER OF        EXERCISE
                                                   SHARES            PRICE
                                                ---------------------------

Outstanding at September 30, 1997..........        962,400          $ 0.13
Granted....................................        381,600          $ 0.13
Exercised..................................             --              --
Forfeited..................................        (52,000)         $ 0.13
                                                 ----------

Outstanding at September 30, 1998..........      1,292,000          $ 0.13
Granted....................................        946,000          $ 2.57
Exercised..................................       (702,658)         $ 0.34
Forfeited..................................        (70,135)         $  .13
                                                 ----------

Outstanding at September 30, 1999..........      1,465,207          $ 1.60
Granted....................................        858,170          $17.28
Exercised..................................       (282,386)         $ 0.65
Forfeited..................................       (440,640)         $ 5.26
                                                 ----------

Outstanding at September 30, 2000..........      1,600,351          $ 9.17
                                                 =========

The following table sets forth information regarding stock options outstanding at September 30, 2000:

                                             WEIGHTED    WEIGHTED
 RANGE OF                                     AVERAGE     AVERAGE
 EXERCISE                        NUMBER      EXERCISE    REMAINING     NUMBER
  PRICES                        OF SHARES      PRICE   LIFE (YEARS)  EXERCISABLE
---------                       ------------------------------------------------

$0.13.....................        618,503    $  0.13        7.40       109,882
$0.67 - $2.50.............         77,134    $  1.21        8.60        36,234
$9.35 - $ 12.88...........        464,825    $ 11.07        9.31        88,181
$13.25 - $33.00...........        439,889    $ 21.27        9.28        57,736
                               ----------                             --------
                                1,600,351                              292,033
                                =========                              =======

The following information concerning the Company's stock option plan is provided in accordance with SFAS 123.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted average assumptions used in determining the fair value of grants for the years ended September 30, 2000, 1999 and 1998 include risk-free interest rates of 5.9%, 4.75% and 5.5%, respectively, expected volatility of underlying stock of 138%, 89% and 0%, respectively and an expected life of 5 years. Dividend yields are not considered in the minimum value calculation.

The weighted average fair value of options granted for the years ended September 30, 2000, 1999 and 1998 was $15.53, $6.38 and $1.20 per share, respectively.

Had compensation expense for stock options been determined based on fair value at the grant date in accordance with the provisions of SFAS No. 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands except per share data):


                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                        2000          1999          1998
                                   ---------------------------------------------

Pro forma net loss...............     $(22,749)    $(10,484)     $ (4,340)
Pro forma net loss per
  share-basic and diluted........     $  (2.10)    $  (1.29)     $  (0.54)

8.      EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "ESPP"), under which all eligible employees are entitled, through payroll deductions of amounts up to 10% of their total compensation, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The ESPP provides that up to 200,000 shares are available for purchase. At September 30, 2000, 13,882 shares had been purchased under the ESPP.

9.      RETIREMENT PLANS

The Company has a 401(k) retirement plan available to qualified employees. Employees are allowed to contribute up to 18% of their salary to the plan. The Company, at its discretion, matches contributions equal to $.25 per dollar contributed up to a maximum of 6% of a participant's salary. The Company contributed $0, $53,000 and $18,000 to the plan for the years ended September 30, 2000, 1999 and 1998, respectively.

10.     SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

For the years ended September 30, 2000 and 1999, sales to United States customers amounted to $5,927,000 and $1,873,000, and export sales amounted to $492,000 and $105,000, respectively. One customer accounted for 61% and 75% of revenue for the years ended September 30, 2000 and 1999, respectively. Two customers accounted for 13% and 16%, respectively, of revenue for the year ended September 30, 2000, and another customer accounted for 15% of revenue for the year ended September 30, 1999. At September 30, 2000 and 1999, the Company had no significant long-lived assets located outside of the United States.

11.     RELATED PARTY TRANSACTIONS


The following is an analysis of the intercompany accounts with Brooktrout:

                                             YEARS ENDED SEPTEMBER 30,
                                          ---------------------------------
                                           2000         1999         1998
                                          ---------------------------------
Beginning balance......................   $ (129)    $ (5,038)    $   (206)
Expenses allocated from Brooktrout.....      (43)      (1,078)        (668)
Cash transfers.........................      172       (6,582)      (3,775)
Expenses paid by Brooktrout on behalf
  of the Company.......................       --       (1,020)        (389)
Capital contribution...................       --       13,589           --
                                         ----------------------------------
Ending balance.........................  $    --     $   (129)    $ (5,038)
                                         ==================================

        At the time of the offering, the Company and Brooktrout entered into a Transition Services Agreement (the "Agreement"). The Agreement outlined certain services that would be performed on behalf of the Company by Brooktrout through December 31, 1999. The Agreement called for these services to be phased out over the period from October 1, 1999 through December 31, 1999. The services called for in the Agreement included payroll processing and administration, human resources, benefits, marketing, information technology and telecommunications, accounts receivable, accounting and finance and order entry. The fees for such services were on an "as used" basis and were included in the agreement. During the three months ended December 31, 1999, fees for such services totaled $43,000.

12.     WARRANTS

During fiscal year 2000, in consideration for entering into certain long-term reseller agreements, the Company granted to the customers fully vested warrants to purchase 55,000 shares of the Company's common stock at the market price of the Company's common stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date the agreements were executed. The value of the warrants, $849,000, has been charged to expense as a component of stock compensation and warrant charges in the statement of operations.

The Company also granted to the customers warrants to purchase up to 150,000 shares of the Company's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The Company is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, the Company is recording a sales discount based on the relationship of the customers' sales to date to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model. The value of the warrants is being adjusted at the end of each quarter until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of the Company's common stock on the date that the warrants vest. At September 30, 2000, none of the revenue milestones had been achieved and accordingly, none of the warrants had vested.

13.      CONTINGENCIES

Shareholder class action suits have been filed against the Company, which if determined or settled in a manner adverse to the Company could adversely affect the Company. The shareholder class action suits, all of which are pending in the United States District Court for the District of Massachusetts, each arise out of the same alleged conduct and pertain to disclosures made by the Company in a press release dated October 6, 2000. Each of the actions alleges that the defendants, which include Interspeed, the former President and Chief Financial Officer, as well as two former Vice Presidents, violated Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, in connection with the historical recognition of revenues. In addition, each complaint alleges that the individual defendants are controlling persons of the Company under Section 20(a) of the 1934 Act, and as such caused the Company to engage in conduct which purportedly violated Section 10(b) of the 1934 Act. The plaintiffs seek damages in an undisclosed amount. The Company is currently reviewing the allegations in these lawsuits. The defense of these lawsuits could involve significant litigation-related expenses. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, then such determinations or settlements could adversely affect financial position, results of operations or the ability of the Company to continue as a going concern. The outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that might result therefrom has been made in the accompanying financial statements.

14.      QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during the years ended September 30, 2000 and 1999. During the fourth quarter, the Company recorded a provision of $2 million for excess and obsolete inventory and a provision of $1 million for expected losses related to a noncancelable purchase commitment for additional inventory (see Notes 2, 4 and 5).


                                        SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,  JUNE. 30,  MAR. 31,   DEC. 31,
                                          2000       2000       2000       1999       1999       1999       1999       1998
                                        ---------  --------   ---------  --------   --------  ----------  --------   --------
Net revenue ..........................  $ 1,149    $   473    $ 2,706    $ 1,992    $   637    $   950   $   327      $    64
Gross profit (loss)...................   (2,539)        (8)       948        736         98        436        51           28
                                        -------------------------------------------------------------------------------------
Net loss..............................  $(8,395)   $(4,578)   $(4,275)    (3,193)   $(3,395)   $(3,725)  $(1,726)     $(1,623)
                                        =====================================================================================
Net loss per share-basic and diluted..  $ (0.77)   $ (0.42)   $ (0.40)   $ (0.30)   $ (0.49)   $ (0.20)  $ (0.36)     $ (0.24)
                                        =====================================================================================


                                                         Schedule II


                                INTERSPEED, INC.
                        Valuation and Qualifying Accounts
       For each of the three years in the period ended September 30, 2000

                                 (in thousands)


                                            BALANCE AT         CHARGED                             BALANCE
                                             BEGINNING       TO COSTS AND        DEDUCTIONS-       AT END
DESCRIPTION                                   OF YEAR          EXPENSES          CHARGE OFFS       OF YEAR
------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
Year ended September 30, 1998.........      $    --          $     --           $   --          $     --
Year ended September 30, 1999.........             --                49               --                49
Year ended September 30, 2000.........             49               448               --               497

Inventory - excess and obsolescence
Year ended September 30, 1998.........             --                36               --                36
Year ended September 30, 1999.........             36                73               --               109
Year ended September 30, 2000.........            109             2,094               70             2,133


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 10 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting.

ITEM 11.       EXECUTIVE COMPENSATION

        The information called for by Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(1)     Financial Statements

        The financial statements filed as part of the report are listed on the Index to Financial Statements on page 28.

(2)     Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts.

        (b) Reports on Form 8-K during the quarter ended September 30, 2000. The registrant filed the following Current Reports on Form 8-K during the quarter ended Sept 30, 2000:

        1. On July 28, 2000, the Company filed a Current Report on Form 8-K, disclosing its results of operations for the quarter ended June 30, 2000.

        (c)    Exhibits:

(3)     Articles of Incorporation and By-Laws:

        3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1999 ("1999 10-K").

        3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the 1999 10-K.

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

        10.3 1999 Stock Option and Grant Plan incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Form S-1.

        10.4   Employee Stock Purchase Plan incorporated herein by reference to
               Exhibit 10.3 to Amendment No. 3 to the Form S-1.

        10.5 2000 Stock Option and Grant Plan for Non-Officer Employees incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-44408, filed with the Securities and Exchange Commission on August 24, 2000.

        10.6 Transition Services Agreement, dated as of September 23, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Form S-1.

        10.7 Authorized Reseller Agreement, dated as of May 21, 1999, by and between Interspeed and Cabletron Systems, Inc. incorporated herein by reference to Exhibit 10.5 to Amendment No.3 to the Form S-1.

        10.8 Stockholder Rights Agreement, dated as of August 9, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form S-1.

        10.9 Capitalization Agreement, dated as of June 17, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Form S-1.

        10.10 Capitalization Agreement, dated July 23, 1999, by and between Interspeed and Brooktrout, Inc. incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Form S-1.

        10.11 Product Reseller Agreement, dated January 26, 2000, by and between Interspeed and Cabletron Systems, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 0-27401, filed with the Securities and Exchange Commission on May 15, 2000.

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

                                      INTERSPEED, INC.


                                      By: /s/ RAJEEV AGARWAL
                                          -------------------------------------
                                            Rajeev Agarwal
                                            President & Chief Executive Officer

                                      Date:  JANUARY 10, 2001
                                            -----------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                  DATE
--------------------------------------------------------------------------------------
/s/ RAJEEV AGARWAL             President, Chief Executive Officer     January 10, 2001
--------------------------     and Director  (principal executive
Rajeev Agarwal                 officer)


/s/ LEROY O. MOYER             Senior Vice President-Finance and      January 10, 2001
--------------------------     Chief Financial Officer
Leroy O. Moyer                 (principal financial officer)


/s/ STEVEN E. SARTOR           Vice President-Finance and             January 10, 2001
--------------------------     Controller
Steven E. Sartor               (chief accounting officer)


/s/ ERIC R. GILER              Director                               December 28, 2000
--------------------------
Eric R. Giler


/s/ ROBERT G. BARRETT          Director                               December 29, 2000
--------------------------
Robert G. Barrett


/s/ PAUL J. SEVERINO           Director                               January 10, 2001
--------------------------
Paul J. Severino