Form 10-K/A
period 2000-09-30
INTERSPEED INC
filed 2001-01-26
CIK 1088755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 19, 2001, 11,049,463 shares of $0.01 par value Common Stock of the registrant were outstanding. The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.69 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of January 19, 2001, was $3,248,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the directors and executive officers of the Company, including the Class II Director who has been nominated for the election at the Annual Meeting. The Board of Directors of the Company consists of four members and is divided into three classes, with two Directors in Class I, Messrs. Agarwal and Giler, whose terms expire at the Annual meeting held in 2003, one Director in Class II, Mr. Barrett, whose term expires at the Annual Meeting held in 2001 and one Director in Class III, Mr. Severino, whose term expires at the Annual Meeting held in 2002.

        NAME                     AGE        POSITION
        ----                     ---        --------
Rajeev Agarwal.................  41   President, Chief Executive Officer and
                                       Director
Leroy O. Moyer ................  57   Chief Financial Officer and Senior Vice
                                       President - Finance
Joseph E. Massery..............  52   Vice President - Engineering
Robert G. Barrett (1) (2) *....  56   Director
Eric R. Giler (1) (2)..........  45   Director
Paul J. Severino (1) (2).......  54   Director

-------------------------------

*       Nominee for re-election.
(1)     Member of Audit Committee.
(2)     Member of the Compensation Committee.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

        RAJEEV AGARWAL has served as our President and Chief Executive Officer since October 2000. Previously, Mr. Agarwal had served as our Chief Technology Officer and Senior Vice President, Research and Development since 1997. Mr. Agarwal has served as a Director since March 1997. Prior to co-founding Interspeed, Mr. Agarwal worked at Cabletron Systems from July 1987 to March 1997 where he established several research and development programs to deliver new products including cable modems and products incorporating 10BaseT, FDDI and ATM technologies.

        ROBERT G. BARRETT has served as a Director since June 1999. Mr. Barrett has been a general partner of Battery Ventures, L.P. since 1984. Mr. Barrett currently serves as a director of Brooktrout, Inc. and Peerless Systems Corp. Mr. Barrett also serves as a director of various privately held technology companies.

        ERIC R. GILER has served as a Director since October 1996. Mr. Giler co-founded Brooktrout in 1984 and has served as President and a director of Brooktrout since Brooktrout's inception. Mr. Giler is Chairman of the Massachusetts Telecommunications Council. Mr. Giler also serves as a director of Netegrity, Inc. and of various privately-held technology companies.

        JOSEPH E. MASSERY has served as our Vice President-Engineering since April 2000. Prior to joining the Company, Mr. Massery was Vice President of Product Development for Fujitsu Nexion, a Japanese publicly traded provider of large-scale, central office-class, multi-service switching products from January 1998 to April 2000. From July 1995 to December 1997, Mr. Massery was Vice President of Engineering and Operations at Promptus Communications, Inc., a privately held company and provider of telecommunications access products. Mr. Massery holds B.S and M.S. degrees in electrical engineering from Rensselaer Polytechnic Institute.

        LEROY O. MOYER has served as our Chief Financial Officer and Senior Vice President - Finance since November 2000. Prior to joining the Company, Mr. Moyer worked as a consultant for Straumann USA, where he directed the planning and development of their B2B e-Commerce business model. From August 1997 to March 2000, he was Executive Vice President and Chief Financial Officer for Applied Sciences, a world leader in technology to measure eye movement dynamics. From November 1989 to December 1996, Mr. Moyer was Vice President of Finance and Chief Financial Officer for Psychmedics, Corp., a public biotechnology company. Previously, Mr. Moyer was Senior Vice President and Chief Financial Officer for Nobelpharma U.S.A Inc., a manufacturer /distributor of dental products. From 1968 to 1987, Mr. Moyer worked at Deloitte, Haskins & Sells, currently Deloitte & Touche, LLP, an international accounting and consulting firm. He was a partner of Deloitte. He has extensive SEC consulting and reporting experience, including three-year assignments in both Paris, and at the National Office-SEC group. Mr. Moyer is a CPA, and holds an MBA degree from the University of Oregon and a BA degree from Eastern Washington University.

        PAUL J. SEVERINO has served as a Director since June 1999. Mr. Severino has been Chairman of the Board of Netcentric Corp. since 1998. From 1994 to 1998, Mr. Severino was Chairman of the Board of Bay Networks. From 1986 to 1994, Mr. Severino was President and Chief Executive Officer of Wellfleet Communications. Mr. Severino also serves as a director of Media 100, Inc. and SilverStream, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than 10% of the Company's outstanding shares of common stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the SEC and Nasdaq. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during Fiscal 2000, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, with the exception of inadvertent late filing of a Form 4 by Mr. Ide.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        SUMMARY COMPENSATION. The following table sets forth for the fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998, the information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's President and the five other most highly compensated executive officers (the "Named Executive Officers") who earned in excess of $100,000 during Fiscal 2000.

                                             SUMMARY COMPENSATION TABLE


                                                                                      LONG TERM
                                                               ANNUAL               COMPENSATION
                                                            COMPENSATION               AWARDS
                                                          -------------------       ------------
                                                                                     SECURITIES          ALL OTHER
                                                                                     UNDERLYING         COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR          SALARY ($)  BONUS($)       OPTIONS (#)           ($)(1)
---------------------------                 ----          ----------- --------------------------    ------------------

Stephen A. Ide (2)                          2000          $ 215,000   $106,200            35,000                --
President                                   1999          $ 177,500   $161,600           300,000        $    1,900
                                            1998          $ 167,500   $113,000                --        $    2,300

Rajeev Agarwal                              2000          $174,600    $ 45,600            65,000        $    2,100
Chief Technology Officer and Senior Vice    1999          $137,500    $ 30,000            60,000        $    2,100
President - Research and Development        1998          $110,000    $ 32,500            20,000        $    2,400

William J. Burke                            2000 (3)      $151,000    $ 57,100            45,000        $       --
Chief Financial Officer and Senior          1999 (4)      $ 57,100    $  9,500           100,000        $       --
Vice President - Finance and Treasurer

Arthur A. Goodwin (2)                       2000          $139,500    $     --           175,000        $  129,200 (6)
Senior Vice President - Worldwide           1999 (5)      $  4,300    $     --            25,000        $       --
Sales and Marketing

Kenneth M. Osowski (7)                      2000 (8)      $126,100    $ 22,100            40,000        $       --
Vice President - Marketing

Christopher P. Whalen (2)                   2000          $150,000    $     --            15,500        $   81,900 (6)
Vice President - Sales                      1999          $129,200    $     --            40,000        $   26,800 (9)
                                            1998          $112,500    $     --            40,000        $    2,400


--------------
(1)   Includes a matching contribution under our 401(k) plan.

(2) Messrs. Ide, Goodwin, and Whalen served as officers of the Company during Fiscal Year 2000, until October, 2000.

(3)   Mr. Burke served as Chief Financial Officer of the Company until August
      2000.

(4) Includes the period from May 1999, the date of first employment at the Company, to August 2000.

(5) Includes the period from September 20, 1999, the date of first employment at the Company, to September 2000.

(6)   Represents sales commission payments.

(7) Mr. Osowski served as officer of the Company from November 1999, the date of first employment at the Company, until October 2000.

(8) Includes the period from November 1999, the date of first employment at the Company, to September 2000.

(9) Fiscal 1999 compensation includes $25,000 in sales commission payments and a $1,800 matching contribution under our 401(k) plan.


        OPTION GRANTS. The following table sets forth certain information concerning the individual grant of options to purchase common stock of the Company to the Named Executive Officers of the Company who received such grants during Fiscal 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED ANNUAL
                                                                                                 RATES OF STOCK PRICE
                                                        INDIVIDUAL GRANTS                   APPRECIATION FOR OPTION TERM (3)
                                        ------------------------------------------------    --------------------------------
                                        NUMBER OF      PERCENT
                                        SECURITIES    OF TOTAL
                                        UNDERLYING     OPTIONS      EXERCISE
                                        OPTIONS        GRANTED      OR BASE
                                        GRANTED      TO EMPLOYEES   PRICE PER  EXPIRATION
NAME                                     (#) (1)    IN FISCAL YEAR   ($/SH) (2)   DATE           5% ($)          10% ($)
----                                    ------------------------------------------------------   ------          -------

Stephen A. Ide                             35,000         4.1%    $   18.93     12/08/09       $   410,000   $  1,038,900

Rajeev Agarwal                             15,000         1.7%    $   12.06     10/18/09       $   113,800   $    288,400
                                           20,000         2.3%    $   18.63     12/08/09       $   234,300   $    593,700
                                           30,000         3.5%    $   33.00     02/15/10       $   578,100   $  1,577,800

William J. Burke                           15,000         1.7%    $   12.06     10/18/09       $   113,800   $    288,400
                                           30,000         3.5%    $   33.00     02/15/10       $   578,100   $  1,577,800

Arthur A. Goodwin                         105,000        12.2%    $   14.88     11/16/09       $   892,300   $  2,489,300
                                           70,000         8.2%    $   33.00     02/15/10       $ 1,452,700   $  3,681,500

Kenneth M. Osowski                         40,000         4.7%    $   19.31     11/29/09       $   485,800   $  1,231,200

Christopher P. Whalen                      15,000         1.7%    $   18.63     12/08/09       $   175,700   $    445,300
                                              500         0.6%    $   16.75     06/30/10       $     5,300   $     13,300


--------------------

(1) Vesting of options is subject to the continuation of such employee's service relationship with the Company. The options terminate ten years after the grant date, subject to earlier termination in accordance with the 1999 Option Plan and the applicable option agreement.

(2) The exercise price equals the fair market value of the stock as of the grant date as determined by the Board of Directors after consideration of a number of factors, including, but not limited to, the Company's financial performance, the Company's status as a private company at the time of grants, the minority interests represented by the option shares and the price of shares of equity securities sold to or purchased by outside investors.

(3) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future common stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercises of stock options will depend on the future performance of the common stock.

        OPTION EXERCISES AND OPTION VALUES. The following table sets forth information concerning the number and value of each exercise of options and the fiscal year-end values of unexercised options to purchase common stock of the Company held by the Named Executive Officers of the Company who held such options at September 30, 2000.

OPTION EXERCISES AND YEAR-END VALUE TABLE

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                       AND VALUE OF UNEXERCISED OPTIONS AT

                                                      NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS HELD
                                                       HELD AT SEPTEMBER 30, 2000 (#)   AT SEPTEMBER 30, 2000 ($) (1)
                                                       --------------------------------------------------------------
                       SHARES ACQUIRED    VALUE
    NAME                  ON EXERCISE   REALIZED          EXERCISABLE   UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
    ----               ---------------  ------------   ---------------- ------------- -----------  -------------
Stephen A. Ide                60,000    $    708,500            --         155,000     $     --    $    809,400

Rajeev Agarwal                36,400    $    625,400        81,417         238,583     $520,600    $  1,888,600

William J. Burke              25,000    $    275,700         3,750              --     $     --    $         --

Arthur A. Goodwin                 --    $         --        29,063         170,937     $     --    $         --

Kenneth M. Osowski                --    $         --         4,688          35,312     $     --    $         --

Christopher P. Whalen          3,000    $     40,500        14,167          59,667     $ 92,200    $    301,300


--------------

(1) Based on the last reported sale price on the Nasdaq National Market System on September 30, 2000 of $6.88 less the option exercise price.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         The Company's compensation program is administered by the Compensation Committee. The Compensation Committee was formed by the Board of Directors in June 1999 and currently consists of Messrs. Barrett, Giler and Severino, all of whom are non-employee Directors of the Company. The responsibilities of the Compensation Committee are to (a) establish the total compensation package of the President, (b) review and approve the compensation of the executive officers including salary, bonus, stock options and other compensation, and (c) review and approve the grants of stock options for all employees of the Company.

COMPENSATION PHILOSOPHY

         The Company's executive compensation program is structured to attract, retain and reward executive officers and other employees for meeting the Company's goals and objectives for each individual fiscal year, as well as to achieve its long-term strategies. In determining executive compensation, input is received from the President and the Human Resources Department. In establishing overall compensation for its executives, the Company reviews compensation surveys of growth companies in the high technology industry. In order to attract and retain executives who are qualified to undertake multiple responsibilities in a dynamic company, the Board of Directors also considers the experience and background of the individual executive and the breadth of responsibilities that he or she is expected to assume with the Company. The Compensation Committee believes that all executives, including the President, must be familiar with all aspects of the business in order for the Company to identify and implement, through its executive officer team, the necessary vision to allow the Company to grow its business and reward stockholders through increased value of their holdings.

EXECUTIVE COMPENSATION STRUCTURE

         The compensation of the executive officers consists of a base salary, an annual bonus, which is based on a percentage of the executive's base salary, and grant of stock options through the 1999 Stock Option and Grant Plan, or the 1999 Stock Option Plan.

         BASE SALARY: In determining salary, the Compensation Committee's goal is to assure a base salary level sufficient to attract and retain key executives, and to balance that goal with significant bonus and long-term incentives which insure that a significant portion of compensation is dependent upon the financial performance of the Company.

         BONUSES: Generally, the annual bonus is allocated at fifty percent (50%) for achievement of the Company's financial goals and the resulting increase in stockholder value, and fifty percent (50%) for the achievement of the individual's personal performance goals.

         STOCK OPTIONS: In June 1999, the stockholders of the Company approved the 1999 Stock Option Plan which allows the Company the flexibility to grant stock options and/or issue common stock to executives and employees, as determined by the Compensation Committee. It is the judgment of the Compensation Committee that stock options are important incentives for executive officers to remain with the Company, and to align their interests with those of the stockholders. Stock options are granted to executive officers on the same terms as other employees of the Company, without any discount in the exercise price, which is fixed at the fair market value on the date of grant. Furthermore, executive officers' stock options generally vest over a period of four or more years, providing an incentive for continued employment with the Company.

         The Compensation Committee considers the grant of stock options to executive officers on an annual basis, in order to permit the regular valuation of management participation and to monitor the corresponding impact on equity dilution to stockholders. In granting options, the Compensation Committee considers current equity ownership and anticipated contributions to the Company.

         OTHER BENEFITS: Executive officers also participate in various other benefit programs, such as health, dental and life insurance programs, the Interspeed Retirement Savings Plan (401(k) plan), and the 1999 Employee Stock Purchase Plan, or the Purchase Plan. These benefits are available to executive officers on the same terms and conditions as they are available to all employees. The Employee Stock Purchase Plan, for example allows participants to purchase shares in the Company at a discount of approximately 15% of the fair market value at the beginning or end of the applicable purchase period. This provides an additional incentive for executives and other employees to participate in the long-tem success of the Company through further investment in the Company's common stock. The Company does not have a defined benefit or actuarial plan.

COMPENSATION OF THE PRESIDENT

         The terms of Mr. Ide's compensation were established by direct negotiation between Mr. Ide and the Compensation Committee. Mr. Ide's base salary was fixed at $215,000, a level commensurate to other experienced presidents at similar development stage company situations. Mr. Ide was eligible to receive a cash bonus of up to $150,000 for Fiscal Year 2000, which was based on the achievement of various sales and operational goals. In addition, in Fiscal Year 2000, Mr. Ide received a grant of stock options to purchase 35,000 of the Company's common stock under the 1999 Stock Option Plan. This grant was made to align the interests of Mr. Ide with those of the stockholders, and to provide incentive to build the Company and to increase shareholder value. Mr. Ide resigned as President and Director of the Company as of October 6, 2000.

Compensation Committee
Robert G. Barrett
Eric R. Giler
Paul J. Severino

COMPENSATION OF DIRECTORS

      Directors who are employees of the Company receive no additional compensation for their services as Directors. Non-employee Directors receives no compensation for their services as Directors. Directors who are neither an employee of the Company nor Brooktrout, receive, upon election to the Board of Directors, an option under the 1999 Stock Option Plan for 45,000 shares that will vest quarterly during each Director's three year term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Since June 1999, all executive officer compensation decisions have been made by the Compensation Committee. The Compensation Committee reviews and recommends the compensation arrangements for officers and other senior level employees, reviews general compensation levels for other employees as a group, determines the options or stock to be granted to eligible persons under the 1999 Stock Option Plan and the 1999 Purchase Plan, and takes such other action as may be required in connection with the Company's compensation and incentive plans. The members of the Compensation Committee during Fiscal 2000 were Messrs. Barrett, Giler and Severino. The current members of the Compensation Committee are Messrs. Barrett, Giler and Severino, none of whom was during Fiscal 2000, or is currently, an officer or employee of the Company and, except as otherwise described herein, have never had any other reportable relationship with the Company other than his position as a Director of the Company.

SHAREHOLDER RETURN PERFORMANCE GRAPH

        Set forth below is a line graph comparing the quarterly percentage change in the cumulative total shareholder return on the Company's common stock, based on the market price of the Company's common stock with the total return of companies included within the Nasdaq Stock Market Index and a peer group of companies with SIC code of 366 trading on the Nasdaq Stock Market Industry Index for the period commencing September 24, 1999 and ending September 30, 2000. The calculation of total cumulative return assumes a $100 investment in the company's Common stock, the Nasdaq Stock Market Index, and the Nasdaq Stock Market Index and the companies comprising the SIC code 366 peer group on September 24, 1999, the date of the Company's initial public offering, and the reinvestment of all dividends.


                                      09/24/1999   09/30/1999   12/31/1999   03/31/2000   06/30/2000   09/30/2000
Interspeed, Inc.                      $  100.000   $   96.246   $   96.587   $  116.724   $   91.468   $   37.543

Nasdaq Stock Market (US Companies)    $  100.000   $  100.126   $  147.985   $  166.085   $  144.398   $  132.865

NASDAQ Stocks (SIC 3660-3669)
US+Foreign) Communications Equipment  $  100.000   $   98.840   $  203.443   $  247.255   $  196.074   $  189.082


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of common stock as of December 29, 2000:

-     the President and each of our Directors and Named Executive Officers;

-     all Directors and executive officers as a group; and

- each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the common stock.

   Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder. The address of Brooktrout, Inc. is 250 First Avenue, Suite 300, Needham, MA 02494. The address of all other listed current executive officers and directors is c/o Interspeed, Inc., 39 High Street, North Andover, MA 01845.

                                                  SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER                       NUMBER (1)           PERCENT (2)
------------------------                       ----------           -----------

Brooktrout, Inc............................... 6,075,000                55.0%
Rajeev Agarwal................................   314,431 (3)             2.8%
Robert G. Barrett.............................    42,500 (4)                *
William J. Burke (5)..........................    11,387                    *
Eric R. Giler.................................        --                   --
Arthur A. Goodwin (6).........................        --                   --
Stephen A. Ide (6)............................        --                   --
Kenneth M. Osowski (6)........................     4,688 (7)                *
Paul J. Severino .............................    82,500 (8)                *
Christopher P. Whalen (6).....................    18,666                    *
All Current Executive Officers and
Directors as a group (six persons) (9)........   455,156                 4.0%

-------------------------
*       Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth as beneficially owned include shares of common stock which such persons had the right to acquire within 60 days of December 29, 2000, pursuant to stock options.

(2) Percentages are calculated on the basis of 11,049,172 shares of Common Stock outstanding as of December 29, 2000.

(3) Includes 124,499 shares of common stock deemed to be beneficially owned by Mr. Agarwal which are subject to options previously granted.

(4) Represents 42,500 shares of common stock deemed to be beneficially owned by Mr. Barrett which are subject to options previously granted.

(5)   Mr. Burke served as Chief Financial Officer of the Company until August
      2000.

(6) Messrs. Goodwin, Ide, Osowski and Whalen served as officers of the Company until October 2000.

(7) Represents 4,688 shares of common stock deemed to be beneficially owned by Mr. Osowski which are subject to options previously granted.

(8) Includes 22,500 shares of common stock deemed to be beneficially owned by Mr. Severino which are subject to options previously granted.

(9) Includes 12,500 and 3,125 shares of common stock deemed to be beneficially owned by Messrs. Massery and Moyer, respectively, which are subject to options previously granted.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Brooktrout has provided various services to us, including, but not limited to, payroll, data processing, information technology and telecommunications, tax, legal, treasury, human resources, accounts receivable management, order entry, employee benefits administration, marketing, financial accounting, executive services and insurance administration.

        On the effective date of our initial public offering or IPO, we entered into a transition services agreement with Brooktrout, our majority stockholder, for the purposes of defining our ongoing relationship. Under the transition services agreement, upon consummation of our IPO, Brooktrout made available to us generally until December 31, 1999 many of the same services that were provided to us by Brooktrout prior to our IPO. The fees for such services were on an "as used" basis and were included in the agreement. As of December 31, 1999, we have successfully transitioned all services provided to us by Brooktrout, and such services are now being provided internally or through third party agreements. During the three months ended December 31 ,1999, fees for such services totaled $43,000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERSPEED, INC.


                                  By: /s/ RAJEEV AGARWAL
                                      -----------------------------------
                                      Rajeev Agarwal
                                      President & Chief Executive Officer

                                  Date: JANUARY 26, 2001
                                        ---------------------------------